Form 10-Q
period 1996-06-30
INDUSTRIAL BANCORP INC
filed 1996-08-07
CIK 942899

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1996

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        Commission file number: 0-026248

                            Industrial Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                34-1800830
    -------------------------------               -------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

         211 North Sandusky Street, Bellevue, Ohio         44811
         ------------------------------------------      ----------
          (Address of principal executive offices)       (Zip Code)

                                 (419) 483-3375
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [x]      No  [ ]
                          -------      -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Outstanding as of July 26, 1996:

Common stock, no par value                               5,554,500 common shares

INDUSTRIAL BANCORP, INC.
Form 10-Q
For the quarter ended June 30, 1996



Part I -- Financial Information

     Item 1: Financial Statements

     Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:


          Consolidated Balance Sheets.................................  3

          Consolidated Statements of Income...........................  4

          Consolidated Statements of Shareholders' Equity.............  5

          Condensed Consolidated Statements of Cash Flows.............  6

          Notes to Consolidated Financial Statements..................  7


     Item 2:  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations.....................  9


Part II -- Other Information.......................................... 11


Signatures............................................................ 12

INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands
except per share data)

                                                      6/30/96      12/31/95
                                                      --------     --------

ASSETS
Cash and noninterest-bearing deposits                 $    766     $    817
Interest-bearing demand deposits                         4,606        4,894
Overnight deposits                                       3,000       21,000
                                                      ---------------------
   Cash and cash equivalents                             8,372       26,711
Investment securities available for sale                20,848       17,128
Investment securities held to maturity
 (fair value: 1996 - $5,014; 1995 - $10,045)             4,997        9,987
Mortgage-backed securities
 (fair value: 1996 - $712; 1995 - $826)                    662          767
Federal Home Loan Bank stock                             2,555        2,401
Loans receivable, net                                  268,417      259,124
Office properties and equipment                          5,089        4,739
Accrued interest receivable                              1,918        1,765
Other assets                                               705          372
                                                      ---------------------
      Total assets                                    $313,563     $322,994
                                                      =====================
LIABILITIES
Deposits                                              $249,387     $238,282
Dividend payable                                           417          416
Accrued interest payable and other liabilities           2,960        3,241
                                                      ---------------------
      Total liabilities                                252,764      241,939

SHAREHOLDERS' EQUITY
Common stock, no par value - 10,000,000 shares
  authorized; 5,554,500 shares outstanding              34,669       54,110
Surplus                                                     87
Retained earnings                                       32,385       30,682
Stock acquired by Employee Stock Ownership Plan         (4,273)      (4,436)
Stock acquired by Management Recognition Plan           (2,630)
Unrealized gain on securities available for sale           610          748
Minimum additional pension liability                       (49)         (49)
                                                      ---------------------
Total shareholders' equity                              60,799       81,055
                                                      ---------------------
Total liabilities and shareholders' equity            $313,563     $322,994
                                                      =====================

Book value per share                                  $  10.95     $  14.59


See notes to consolidated financial statements.

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Income
(Unaudited, $ in thousands
except per share data)


                                             Three months ended        Six months ended
                                             6/30/96     6/30/95      6/30/96     6/30/95
                                            ----------------------------------------------

INTEREST INCOME
Interest and fees on loans                  $ 5,717     $ 5,055      $11,301     $ 9,971
Interest and dividends on investments           445         256          879         489
Interest on mortgage-backed securities           18          24           36          48
Interest on interest-bearing deposits           197         124          505         199
                                            ----------------------------------------------
      Total interest income                   6,377       5,459       12,721      10,707

INTEREST EXPENSE
Interest on deposits                          2,887       2,695        5,719       5,197
Interest on FHLB advances                                   236                      415
                                            ----------------------------------------------
      Total interest expense                  2,887       2,931        5,719       5,612
                                            ----------------------------------------------
      NET INTEREST INCOME                     3,490       2,528        7,002       5,095
Provision for loan losses                        45          45           90          90
                                            ----------------------------------------------
      Net interest income after
       provision for loan losses              3,445       2,483        6,912       5,005

NONINTEREST INCOME
Service fees and other charges                   88          75          173         144
Other                                            11          12           22          23
                                            ----------------------------------------------
      Total noninterest income                   99          87          195         167

NONINTEREST EXPENSE
Salaries and employee benefits                  708         542        1,469       1,064
State franchise tax                             209         101          415         203
Federal deposit insurance premiums              137         135          268         269
Occupancy and equipment                          85          89          166         171
Depreciation expense                             63          60          123         117
Data processing                                  86          82          176         164
Other expenses                                  370         309          705         591
                                            ----------------------------------------------
      Total noninterest expense               1,658       1,318        3,322       2,579
                                            ----------------------------------------------
      Income before income tax                1,886       1,252        3,785       2,593
Provision for income tax                        637         438        1,282         895
                                            ----------------------------------------------
      NET INCOME                            $ 1,249      $  814      $ 2,503     $ 1,698
                                            ==============================================

      Earnings per share                    $   .24         n/a      $   .49         n/a


See notes to consolidated financial statements.

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)


                                                    Total
                                                 shareholders'
                                                    equity
                                                 ------------

Balance as of December 31, 1994                    $27,616

Net income                                           1,698

Change in unrealized gain on securities
 available for sale                                    149
                                                   -------

Balance as of June 30, 1995                        $29,463
                                                   =======


Balance as of December 31, 1995                    $81,055

Net income                                           2,503

Capital distribution declared                      (19,441)
 ($3.50 per share)

Cash dividend declared                                (767)
 ($0.15 per share)

Employee stock ownership plan shares released          217

Management Recognition Plan shares purchased        (2,630)

Change in unrealized gain on securities
 available for sale                                   (138)
                                                   -------

Balance as of June 30, 1996                        $60,799
                                                   =======


See notes to consolidated financial statements.

INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

                                                       Six months ended
                                                     6/30/96      6/30/95
                                                     --------------------

OPERATING ACTIVITIES
Net income                                           $ 2,503      $ 1,698
Adjustments to reconcile net income to net cash
 from operating activities                              (784)        (908)
                                                     ----------------------
Net cash from operating activities                     1,719          790
                                                     ----------------------
INVESTING ACTIVITIES
Net change in interest-bearing time deposits                        1,500
Purchases of investment securities:
 Available for sale                                   (3,910)
 Held to maturity                                                  (2,000)
Proceeds from maturities of investment securities
 held to maturity                                      5,000        1,000
Mortgage-backed securities principal repayments          105           74
Net increase in loans                                 (8,986)      (9,825)
FHLB stock purchases                                     (69)        (312)
Properties and equipment expenditures, net              (466)        (198)
                                                     ----------------------
Net cash from investing activities                    (8,326)      (9,761)
                                                     ----------------------
FINANCING ACTIVITIES
Capital distribution to shareholders                 (19,441)
Purchase of Management Recognition Plan shares        (2,630)
Stock purchase funds                                               29,060
Net change in deposits                                11,105        2,199
Proceeds from FHLB advances                                         9,000
FHLB advances principal repayments                                 (4,000)
Cash dividends paid                                     (766)
                                                     ----------------------
Net cash from financing activities                   (11,732)      36,259
                                                     ----------------------
 Net change in cash and cash equivalents             (18,339)      27,288

Cash and cash equivalents at beginning of period      26,711        5,466
                                                     ----------------------
 Cash and cash equivalents at end of period          $ 8,372      $32,754
                                                     ======================

Noncash transactions:
 Change in unrealized gain on securities
 available for sale, net of tax effect               $  (138)


See notes to consolidated financial statements.

INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at June 30, 1996 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1995 annual report of Industrial Bancorp, Inc. The results of the six months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


EARNINGS PER SHARE

     Earnings per common share have been computed based on weighted average number of common shares outstanding during the quarter. Employee stock ownership plan shares that have been released, or committed to be released, to participants are considered outstanding for earnings per share purposes.


COMMITMENTS AND CONTINGENCIES

    Outstanding commitments to originate loans were $13.3 million as of June 30, 1996.

     Congress has proposed a plan to recapitalize the Savings Association Insurance Fund (SAIF). Pursuant to the plan, each institution holding SAIF-insured deposits would be required to pay a one-time assessment of approximately $0.85 per $100 in deposits held by such institution at a date yet to be determined. If the one-time assessment is enacted into law, the Association, based upon $249.4 million in deposits at June 30, 1996, will pay an assessment of approximately $2.1 million, which would be a direct charge to operations. No assurance can be given that the proposal will be enacted into law.

INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)



MANAGEMENT RECOGNITION PLAN

     The Association's Management Recognition Plan (the "MRP"), approved by the Company's shareholders at the Annual Meeting held on April 16, 1996, is intended to compensate directors and key employees of the Association in a manner which will provide an additional incentive to put forth maximum efforts for the success of the Association and the Company.

     The Association contributed $2.6 million to the MRP during the second quarter of 1996 for the purchase of 222,180 common shares of the Company in the open market. The number of shares purchased is approximately 4% of the common shares outstanding. As of June 30, 1996, all 222,180 shares have been awarded under the MRP.

     One-fifth of awarded shares will be earned and become non- forfeitable on each of the first five anniversaries of the date of the award. Until shares awarded are earned by the participant, such shares will be forfeited in the event that the participant ceases to be either a director or an employee of the Association. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and non- forfeitable.

     The MRP is administered by a committee composed of three directors of the Association who are not also employees of the Association.

INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis
(Unaudited)



Financial Condition
- - -------------------

     Total assets decreased $9.4 million to $313.6 million at June 30, 1996 from $323.0 million at December 31, 1995. Cash and cash equivalents decreased from $26.7 million at December 31, 1995 to $8.4 million at June 30, 1996, primarily as a result of the $19.4 million return of capital distribution. Although the liquidity ratio of 7.9% at June 30, 1996 is in excess of the regulatory requirement, the Company may need to fund anticipated loan demand with advances from the Federal Home Loan Bank.

     Growth in net loans receivable during the first six months of 1996 amounted to $9.3 million. In addition, the undisbursed portion of construction loans totalled $9.1 million at June 30, 1996. Office properties and equipment increased $350,000, to $5.1 million at June 30, 1996 from $4.7 million at December 31, 1995, with the completed relocation of the Ashland branch to a newly constructed office facility. Deposits increased $11.1 million from $238.3 million at yearend 1995 to $249.4 million at June 30, 1996.

     Total shareholders' equity decreased to $60.8 million at June 30, 1996 from $81.1 million at December 31, 1995, as a result of several factors. A return of capital distribution of $3.50 per share reduced shareholders' equity by $19.4 million. Shareholders' equity was also reduced by $2.6 million with the purchase of shares by the MRP. Net income for the first six months of 1996, which amounted to $2.5 million, partially offset these reductions.

     The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core and risk-based capital. The following table presents the Association's regulatory capital position at June 30, 1996:

                              Tangible            Core             Risk-Based
                              Capital            Capital            Capital
                          ---------------    ---------------    ---------------
($ in thousands)          Amount      %      Amount      %      Amount      %
                          ------    -----    ------    -----    ------    -----

Capital level             $53,589   17.12    $53,589   17.12    $55,021   33.35
Current requirement         4,695    1.50      9,390    3.00     13,200    8.00
                          -----------------------------------------------------
  Excess                  $48,894   15.62    $44,199   14.12    $41,821   25.35
                          =====================================================

Applicable asset base         $313,004           $313,004           $164,997
                              ========           ========           ========

INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis
(Unaudited)



Results of Operations
- - ---------------------

     Net income for the three and six months ended June 30, 1996 was $1.2 million and $2.5 million, respectively, compared to $814,000 and $1.7 million for the same periods in 1995. Net interest income increased $962,000 and $1.9 million between comparable periods for the second quarter and for the first six months, respectively, as a result of larger loan and investment securities portfolios and the elimination of interest on Federal Home Loan Bank advances.

     Total interest income was $918,000 and $2.0 million more for the quarter and six months ended June 30, 1996, respectively, than for the same periods in 1995. These increases were primarily a result of the increased average balances in loans and investment securities and in increased weighted average yield as a result of rising interest rates.

     Total interest expense was $44,000 less and $107,000 more for the quarter and six months ended June 30, 1996, respectively, than for the same periods in 1995. Increases due to higher deposit rates paid on increased average interest-bearing deposit balances were offset by the absence in 1996 of FHLB advances, which had been used to fund excess loan demand during the first half of 1995.

     The provision for loan losses was $45,000 and $90,000 for the three and six month periods ended June 30, 1996 and 1995, respectively, based upon management's assessment of reasonably foreseeable losses inherent in the portfolio for each period.

     Noninterest expense was $340,000 and $743,000 more for the quarter and six months ended June 30, 1996, respectively, than for the same periods in 1995. Salaries and employee benefits expense was $166,000 and $405,000 more than comparable periods for the quarter and six months ended June 30, 1996 and 1995, respectively, in part due to a higher number of full time equivalent employees and normal pay increases. Also included in salaries and employee benefits expense during the first six months of 1996 was $201,000 related to the termination of the Association's defined benefit pension plan and $251,000 related to the ESOP. The Association's defined benefit pension plan was terminated upon its anniversary in February 1996 and the ESOP was established at the time of the conversion to stock form in August 1995.

     State franchise taxes were $108,000 and $212,000 more in 1996 than the comparable three and six month periods in 1995, respectively, due to the increase in shareholders' equity that resulted from the capital raised through the stock conversion.

INDUSTRIAL BANCORP, INC.
Form 10-Q
Other Information



Part II

Item 1.   Legal Proceedings
          -----------------
          Not applicable

Item 2.   Changes in Securities
          ---------------------
          Not applicable

Item 3.   Defaults upon Senior Securities
          -------------------------------
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


          At the Annual Meeting of Shareholders held April 16, 1996, Messrs. Lawrence R. Rhoades, Fredric C. Spurck, and Roger O. Wilkinson were elected to two year terms as directors of the Company. Shareholders also voted to ratify the selection of Crowe, Chizek and Company as auditors of the Company for the current fiscal year and to approve both the the Company's 1996 Stock Option and Incentive Plan (the "Option Plan") and the MRP.

          At the Annual Meeting of Shareholders, there were:

          (a)  5,554,500 votes eligible to be cast,
          (b) 4,635,522 votes cast for and 36,810 votes withheld from the election of Mr. Rhoades,
          (c) 4,629,802 votes cast for and 38,485 votes withheld from the election of Mr. Spurck,
          (d) 4,630,702 votes cast for and 42,085 votes withheld from the election of Mr. Wilkinson,
          (e)  4,337,640  votes  cast for,  45,306  votes cast  against,  41,547 abstentions and 94,689 broker non-votes related to the ratification of the selection of Crowe, Chizek and Company as the Company's auditors,
          (f)  2,939,189  votes cast for,  197,964  votes cast  against,  37,364 abstentions and 1,479,258 broker non-votes related to the approval of the Option Plan, and
          (g)  2,970,237  votes cast for,  227,228  votes cast  against,  44,249 abstentions and 1,384,287 broker non-votes related to the approval of the MRP.

Item 5.   Other Information
          -----------------
          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          Not applicable

INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




       07/31/96                     /s/ Lawrence R. Rhoades
Date: __________               By: _____________________________
                                   Lawrence R. Rhoades
                                   CEO and Chairman of the Board


       07/31/96                     /s/ David M. Windau
Date: __________               By: _____________________________
                                   David M. Windau
                                   President


       07/31/96                     /s/ Carol Comyns
Date: __________               By: _____________________________
                                   Carol Comyns
                                   Controller