Form 10-Q
period 1996-09-30
INDUSTRIAL BANCORP INC
filed 1996-11-08
CIK 942899

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 1996

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

                      Commission file number: 0-026248

                          Industrial Bancorp, Inc.
           ______________________________________________________
           (Exact name of registrant as specified in its charter)

                Ohio                                 34-1800830
    _______________________________               _________________
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

211 North Sandusky Street, Bellevue, Ohio              44811
__________________________________________          __________
 (Address of principal executive offices)           (Zip Code)

                               (419) 483-3375
            ____________________________________________________
            (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   x   No
                                                         _____    _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                     Outstanding as of October 24, 1996:

Common shares, no par value                          5,554,500 shares


INDUSTRIAL BANCORP, INC.
Form 10-Q
For the quarter ended September 30, 1996

Part I  --  Financial Statements

      Item 1:  Financial Statements
      ------

      Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:


            Consolidated Balance Sheets.............................   3

            Consolidated Statements of Income.......................   4

            Consolidated Statements of Shareholders' Equity.........   5

            Condensed Consolidated Statements of Cash Flows.........   6

            Notes to Consolidated Financial Statements..............   7


      Item 2:  Management's Discussion and Analysis of
      ------   Financial Condition and Results of Operations........   9


Part II  --  Other Information......................................  12

Signatures..........................................................  13



INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands
  except per share data)


                                                    9/30/96     12/31/95

ASSETS
Cash and noninterest-bearing deposits               $    739    $    817
Interest-bearing demand deposits                       2,723       4,894
Overnight deposits                                     3,000      21,000
                                                    --------    --------
  Cash and cash equivalents                            6,462      26,711
Investment securities available for sale              23,022      17,128
Investment securities held to maturity                 2,498       9,987
 (fair value: 1996 - $2,504; 1995 - $10,045)
Mortgage-backed securities held to maturity              614         767
 (fair value: 1996 - $662; 1995 - $826)
Federal Home Loan Bank stock                           2,600       2,401
Loans receivable, net                                277,339     259,124
Office properties and equipment                        5,103       4,739
Accrued interest receivable                            1,740       1,765
Other assets                                             994         372
                                                    --------    --------
      Total assets                                  $320,372    $322,994
                                                    ========    ========

LIABILITIES
Deposits                                            $254,501    $238,282
Dividend payable                                         555         416
Accrued interest payable and other liabilities         4,675       3,241
                                                    --------    --------
      Total liabilities                              259,731     241,939

SHAREHOLDERS' EQUITY
Common stock, no par value - 10,000,000 shares        34,669      54,110
 authorized; 5,554,500 shares outstanding
Surplus                                                1,634
Retained earnings                                     30,413      30,682
Shares acquired by Employee Stock Ownership Plan      (4,113)     (4,436)
Shares acquired by Management Recognition Plan        (2,630)
Unrealized gain on securities available for sale         717         748
Minimum additional pension liability                     (49)        (49)
                                                    --------    --------
      Total shareholders' equity                      60,641      81,055
                                                    --------    --------
      Total liabilities and shareholders' equity    $320,372    $322,994
                                                    ========    ========

      Book value per share                          $  10.92    $  14.59



See notes to consolidated financial statements.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Income
(Unaudited, $ in thousands
 except per share data)


                               Three months ended        Nine months ended
                                          9/30/96    9/30/95    9/30/96    9/30/95
                                          -------    -------    -------    -------

INTEREST INCOME
Interest and fees on loans                $ 5,816    $5,276     $17,117    $15,247
Interest and dividends on investments         427       348       1,306        838
Interest on mortgage-backed securities         16        22          52         71
Interest on interest-bearing deposits          73       387         578        586
                                          -------    ------     -------    -------
      Total interest income                 6,332     6,033      19,053     16,742

INTEREST EXPENSE
Interest on deposits                        3,011     2,713       8,730      7,879
Interest on FHLB advances                                55                    471
Other interest expense                                   86                    118
                                          -------    ------     -------    -------
      Total interest expense                3,011     2,854       8,730      8,468
                                          -------    ------     -------    -------
      NET INTEREST INCOME                   3,321     3,179      10,323      8,274
Provision for loan losses                      45        45         135        135
                                          -------    ------     -------    -------
      Net interest income after
       provision for loan losses            3,276     3,134      10,188      8,139

NONINTEREST INCOME
Service fees and other charges                 95        85         268        229
Other                                           9        10          31         33
                                          -------    ------     -------    -------
      Total noninterest income                104        95         299        262

NONINTEREST EXPENSE
Salaries and employee benefits              2,346       578       3,814      1,642
State franchise tax                           208       201         623        403
Federal deposit insurance premiums          1,651       127       1,919        396
Occupancy and equipment                        80        91         246        262
Depreciation expense                           75        60         198        177
Data processing                                90        87         266        251
Other expenses                                337       289       1,042        880
                                          -------    ------     -------    -------
      Total noninterest expense             4,787     1,433       8,108      4,011
                                          -------    ------     -------    -------
      Income before income tax             (1,407)    1,796       2,379      4,390
Provision for income tax                       55       603       1,337      1,498
                                          -------    ------     -------    -------
      NET INCOME                          $(1,462)   $1,193     $1,042     $ 2,892
                                          =======    ======     ======     =======
      Earnings per share                  $  (.29)   $  .17     $  .20     $   .17



See notes to consolidated financial statements.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)


                                                   Total
                                                shareholders'
                                                   equity
                                                -------------

Balance as of December 31, 1994                 $ 27,616

Net income                                         2,892

Sale of 5,554,500 common shares,                  54,110
 net of conversion costs

Shares purchased under Employee Stock             (4,436)
 Ownership Plan

Change in unrealized gain on securities
 available for sale                                  152
                                                --------
Balance as of September 30, 1995                $ 80,334
                                                ========


Balance as of December 31, 1995                 $ 81,055

Net income                                         1,042

Capital distribution declared                    (19,441)
 ($3.50 per share)

Cash dividends declared                           (1,278)
 ($.25 per share)

Employee stock ownership plan:
  Accounting for capital distribution on           1,553
   unallocated shares
  Shares released                                    371

Management Recognition Plan shares purchased      (2,630)

Change in unrealized gain on securities
 available for sale                                  (31)
                                                --------
Balance as of September 30, 1996                $ 60,641
                                                ========


See notes to consolidated financial statements.


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

                                                      Nine months ended
                                                     9/30/96     9/30/95
                                                     -------     -------

OPERATING ACTIVITIES
Net income                                           $  1,042    $  2,892
Adjustments to reconcile net income to net cash
 from operating activities                              2,447        (237)
                                                     --------    --------
Net cash from operating activities                      3,489       2,655
                                                     --------    --------
INVESTING ACTIVITIES
Net change in interest-bearing time deposits                        2,500
Purchases of investment securities:
  Available for sale                                   (5,910)
  Held to maturity                                                (17,944)
Proceeds from maturities of investment securities
 held to maturity                                       7,500       3,500
Mortgage-backed securities principal repayments           152         126
Net increase in loans                                 (17,854)    (16,289)
FHLB stock purchases                                      (69)       (352)
Properties and equipment expenditures, net               (555)       (247)
                                                     --------    --------
Net cash from investing activities                    (16,736)    (28,706)
                                                     --------    --------
FINANCING ACTIVITIES
Capital distribution to shareholders                  (19,441)
Purchase of Management Recognition Plan shares         (2,630)
Proceeds from issuance and sale of common shares,
 net of conversion expenses                                        54,110
Cash provided to Employee Stock Ownership Plan                     (4,436)
Net change in deposits                                 16,219      (5,726)
Proceeds from FHLB advances                                        11,000
FHLB advances principal repayments                                (17,000)
Cash dividends paid                                    (1,150)
                                                     --------    --------
Net cash from financing activities                     (7,002)     37,948
                                                     --------    --------
  Net change in cash and cash equivalents             (20,249)     11,897

Cash and cash equivalents at beginning of period       26,711       5,466
                                                     --------    --------
  Cash and cash equivalents at end of period         $  6,462    $ 17,363
                                                     ========    ========

Noncash transactions:
  Change in unrealized gain on securities
   available for sale, net of tax effect             $    (30)


See notes to consolidated financial statements.



INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at September 30, 1996 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1995 Annual Report of Industrial Bancorp, Inc. The results of the nine months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

      In accordance with the AICPA's Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company recorded ESOP expense of $1.5 million with regard to the Company's $3.50 return of capital. The expense was offset, however, by a corresponding increase to shareholders' equity.


EARNINGS PER SHARE

      Earnings per common share have been computed based on 5,138,568 and 5,127,345 weighted average number of common shares outstanding during the quarter and nine months ended September 30, 1996, respectively, and 5,110,890 weighted average number of common shares outstanding during the period from the conversion to stock form on August 1, 1995 to September 30, 1995. Employee Stock Ownership Plan shares that have been released, or committed to be released, to participants are considered outstanding for earnings per share purposes.


COMMITMENTS AND CONTINGENCIES

      Outstanding commitments to originate loans were $5.9 million as of September 30, 1996.

      During the third quarter of 1996, the Company announced its intent to repurchase 277,725, or 5%, of its outstanding common shares over a period of twelve months. On October 28, 1996, the Company received approval of its buyback plan from the Office of Thrift Supervision.


SAIF RECAPITALIZATION

      During the third quarter of 1996, Congress enacted legislation to recapitalize the Savings Association Insurance Fund (SAIF). Accordingly, each institution with SAIF-insured deposits must pay a special FDIC assessment of 65.7 basis points of SAIF-insured deposits held at March 31, 1995. As a result of the special assessment, a pre-tax expense of $1.5 million was recorded by the Company on September 30, 1996 and is payable November 27, 1996.

      In connection with the recapitalization, it is anticipated that the FDIC will refund a portion of the fourth quarter premium equal to five basis points of SAIF-insured deposits. The refund for the Association's fourth quarter premium assessment is estimated to be $31,000. The legislation also provides for reduced premium rates beginning in 1997. The Association paid $552,000 of regular SAIF assessments during 1996, based upon an assessment rate of 23 basis points per $100 of SAIF-insured deposits. It is anticipated that the Association will pay $165,000 in regular SAIF assessments in 1997, based upon a estimated assessment rate of 6.4 basis points per $100 of SAIF-insured deposits.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis
(Unaudited)


Financial Condition
-------------------

      Total assets decreased $2.6 million to $320.4 million at September 30, 1996 from $323.0 million at December 31, 1995. Cash and cash equivalents decreased from $26.7 million at December 31, 1995 to $6.5 million at September 30, 1996, primarily as a result of the $19.4 million return of capital distribution. Liquidity, 6.7% at September 30, 1996, was in excess of the regulatory requirement.

      Growth in net loans receivable during the first nine months of 1996 amounted to $18.2 million. In addition, the undisbursed portion of construction loans totalled $9.8 million at September
30, 1996. Loan growth was funded primarily by deposits, which increased $16.2 million, from $238.3 million at yearend 1995 to $254.5 million at September 30, 1996. The Company intends, however, to fund any continued loan demand in excess of deposit growth with advances from the Federal Home Loan Bank.

      Total shareholders' equity decreased to $60.6 million at September 30, 1996 from $81.1 million at December 31, 1995, as a result of several factors. A return of capital distribution of $3.50 per share reduced shareholders' equity by $19.4 million. Shareholders' equity was also reduced by $2.6 million as a result of the purchase of shares by the Company's Management Recognition Plan. These reductions were partially offset by $1.0 million of net income for the first nine months of 1996 and the third quarter increase to surplus of $1.5 million related to the impact of the return of capital upon unallocated ESOP shares.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core and risk-based capital. The following table presents the Association's regulatory capital position at September 30, 1996:


                             Tangible              Core              Risk-Based
                             Capital             Capital               Capital
                         ----------------    ----------------    -----------------
($ in thousands)         Amount       %      Amount       %      Amount        %
                         -------    -----    -------    -----    -------     -----

Capital level            $53,843    16.84    $53,843    16.84    $ 55,320    32.51
Current requirement        4,796     1.50      9,591     3.00      13,613     8.00
                         -------    -----    -------    -----    --------    -----
  Excess                 $49,047    15.34    $44,252    13.84    $ 41,707    24.51
                         =======    =====    =======    =====    ========    =====
Applicable asset base         $319,704            $319,704             $170,161
                              ========            ========             ========


Results of Operations
---------------------

      Accounting for two significant events during the third quarter caused the Company to record a net loss of $1.5 million for the three months ended September 30, 1996 compared to net income of $1.2 million for the same period in 1995. The SAIF special assessment amounted to a pre-tax $1.5 million expense for the Association during the third quarter of 1996. Also during the third quarter of 1996, the Association recorded $1.5 million of expense, in accordance with accounting guidance, relative to the $3.50 per share return of capital on unallocated ESOP shares. As this expense was offset by an increase in shareholders' equity, there was no net tax effect associated with this transaction.

      Net income for the nine months ended September 30, 1996 was $1.0 million compared to $2.9 million for the same period in 1995. Net interest income increased $142,000 and $2.0 million for the third quarter and for the first nine months of 1996, respectively, compared to the same periods in 1995, as a result of larger loan and investment securities portfolios and the absence of interest on Federal Home Loan Bank advances utilized earlier in 1995.

      Total interest income was $299,000 and $2.3 million more for the quarter and nine months ended September 30, 1996, respectively, than for the same periods in 1995. These increases were primarily a result of the increased average balances in loans and investment securities and an increased weighted average yield as a result of higher interest rates.

      Total interest expense was $157,000 and $262,000 more for the quarter and nine months ended September 30, 1996, respectively, than for the same periods in 1995. Increases due to marginally higher deposit rates paid on increased average interest-bearing deposit balances were offset by the absence in 1996 of FHLB advances, which had been used to fund excess loan demand during the first half of 1995.

      The provision for loan losses was $45,000 and $135,000 for the three and nine month periods ended September 30, 1996 and 1995, respectively, based upon management's assessment of reasonably foreseeable losses inherent in the portfolio for each period.

      Noninterest expense was $3.4 million and $4.1 million more for the quarter and nine months ended September 30, 1996, respectively, than for same periods in 1995, primarily as a result of the $3.0 million related to the FDIC special assessment and additional ESOP expense which resulted from the payment of the capital distribution on unallocated ESOP shares. Salaries and employee benefits expense was significantly greater in 1996 than during comparable periods in 1995 due to the $1.5 million of additional ESOP expense related to the capital distribution. Also included in salaries and employee benefits expense during the first nine months of 1996 was $201,000 related to the termination of the Association's defined benefit pension plan. Federal deposit insurance premiums were also significantly greater in 1996 than in 1995 due to the $1.5 million special assessment.


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

         Not applicable


Item 3.  Defaults upon Senior Securities
         -------------------------------

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable


Item 5.  Other Information
         -----------------

         A plan to repurchase up to 5% of the outstanding common shares of the Company was introduced during the quarter. Under the terms of the plan, approved by the Office of Thrift Supervision on October 28, 1996, the Company can purchase, on the open market, up to 277,725 shares of its common stock, during the twelve month period beginning on the date of the first purchase.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Filing dated September 25, 1996: reported announcement of retirement as Chief Executive Officer of Lawrence R.
         Rhoades and ascension to Chief Executive Officer by David
         M. Windau, President of the Company.

         Filing dated October 22, 1996: reported increase in regular quarterly cash dividend from $.075 to $.10 per common share and the announcement of plan to repurchase 5% of outstanding common shares over a twelve month period.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       10/31/96                             /s/ Lawrence R. Rhoades
Date: __________                       By: _____________________________
                                           Lawrence R. Rhoades
                                           Chairman of the Board and
                                           Chief Financial Officer



       10/31/96                             /s/ David M. Windau
Date: __________                       By: _____________________________
                                           David M. Windau
                                           President and
                                           Chief Executive Officer