Form 10-K405
period 1996-12-31
INDUSTRIAL BANCORP INC
filed 1997-03-27
CIK 942899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from _____________ to __________________

                        Commission File Number: 0-026248


                            INDUSTRIAL BANCORP, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Ohio                             34-1800830
         -------------------------------          ---------------------
         (State or other jurisdiction of             I.R.S. Employer
          incorporation or organization)          Identification Number)


         211 North Sandusky Street, Bellevue, Ohio          44811
         --------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

                 Registrant's telephone number: (419) 483-3375

          Securities registered pursuant to Section 12(b) of the Act:

               None                                      None
         -------------------        ------------------------------------------
          (Title of Class)          (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                     Common shares, no par value per share
                   ----------------------------------------
                                (Title of Class)

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
Yes [ X ]  No [   ]

        Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq National Market as of March 18, 1997, was $12,179,905. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of March 18, 1997, there were 5,416,500 of the Registrant's Common Shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-K - Portions of 1996 Annual Report to Shareholders
Part III of Form 10-K - Portions of Proxy Statement for the 1997 Annual Meeting of Shareholders

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Industrial Bancorp, Inc. (the "Holding Company" or the "Corporation") was incorporated in the State of Ohio in February 1995 for the purpose of owning all of the outstanding capital stock of The Industrial Savings and Loan Association ("Industrial" or the "Association") issued upon the conversion of the Association from a mutual savings association to a permanent capital stock savings association (the "Conversion"). On August 1, 1995, the effective date of the Conversion, the Holding Company acquired 100 shares of the capital stock of the Association.

         The Association was organized as a mutual savings association under Ohio law in 1890. As an Ohio savings association, the Association is subject to supervision and regulation by the Office of Thrift Supervision (the "OTS"), the Ohio Department of Commerce, Division of Financial Institutions (the "Division") and the Federal Deposit Insurance Corporation (the "FDIC"). The Association is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati and the deposits of the Association are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

         The Association conducts business from its main office at 211 N. Sandusky Street in Bellevue, Ohio, and its nine branch offices in the Northern Ohio communities of Ashland, Bellevue, Clyde, Findlay, Fremont, Norwalk, Sandusky, Tiffin and Willard. The Association is principally engaged in the business of originating construction and permanent mortgage loans secured by first mortgages on one- to four-family residential real estate located in the Association's primary market area, which consists of the six Ohio counties in which its offices are located: Ashland, Erie, Hancock, Huron, Sandusky and Seneca. The Association also originates construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area. In addition to real estate lending, the Association originates a limited number of commercial loans and secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits and loan principal repayments. Advances from the FHLB of Cincinnati are utilized from time to time as an additional source of funds.

         Interest on loans and investments is the Association's primary source of income. The Association's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the "net interest income" of the Association, which is the difference between interest income earned on loans, mortgage-backed securities and other interest-earning assets and interest paid on deposits and borrowings. Like most thrift institutions, the Association's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

MARKET AREA

         The Association conducts business from its main office in Bellevue, Ohio, and its nine branch offices in Bellevue and the northern Ohio cities of Ashland, Clyde, Findlay, Fremont, Norwalk, Sandusky, Tiffin and Willard. The Association's primary market area for lending and deposit activity consists of the six counties in which the Association has its offices.

         The economy of the Association's primary market area is stable. Population growth and household growth have occurred at slightly slower rates than the State of Ohio as a whole. The principal segments of the local economy are manufacturing, wholesale/retail trade, tourism and other service industries. Erie and Sandusky Counties include popular tourist attractions along Lake Erie, such as Cedar Point, which provide a significant number of jobs during the summer season and draw large numbers of visitors to the area. Other major employers in the Association's primary market area include Whirlpool Corporation, Cooper Tire & Rubber Company, Consolidated Biscuit Co., General Motors, Ford Motor Company, Marathon Oil and R.R. Donnelly Co. There are also several colleges and universities in the Association's primary market area.

LENDING ACTIVITIES

         GENERAL. The Association's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in the Association's primary market area. Loans secured by multifamily properties containing more than four units and nonresidential properties, including construction loans, are also offered by the Association. The Association does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, the Association originates a limited number of commercial loans and consumer loans, including education loans, loans secured by deposit accounts, automobile loans and a limited number of unsecured loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the Association's loan portfolio at the dates indicated:

[CAPTION]

                                                                At December 31,
                                      ----------------------------------------------------------------------
                                             1996                      1995                    1994
                                      ------------------       --------------------     -------------------
                                                 Percent                   Percent                 Percent
                                                 of total                  of total                of total
                                      Amount       loans        Amount      loans       Amount      loans
                                      ------     --------       ------     --------     ------     --------
                                                             (Dollars in thousands)
Real estate loans:

   One- to four-family                $248,694      85.35%     $226,868     85.90%     $207,943    86.61%
   Home equity                          11,651       4.00         8,546      3.24         5,509     2.29
   Multifamily                           9,028       3.10         8,213      3.11         8,019     3.35
   Nonresidential                        8,842       3.03         9,100      3.45         6,511     2.71
   Construction (1)                      8,765       3.01         6,746      2.55         7,187     2.99
                                      --------     ------      --------   -------      --------   ------

     Total real estate loans           286,980      98.49       259,473     98.25       235,169    97.95

Commercial loans                           398       0.14           585      0.22           666     0.28

Consumer loans:

   Education loans                       1,268       0.44         1,456      0.55         1,650     0.68
   Loans on deposits                     1,087       0.37           987      0.38         1,032     0.43
   Automobile loans                        773       0.27           826      0.31           807     0.34
   Other consumer loans                    831       0.29           771      0.29           763     0.32
                                      --------     ------      --------   -------      --------   ------

     Total consumer loans                3,959       1.37         4,040      1.53         4,252     1.77
                                      --------     ------      --------   -------      --------   ------

Total loans                            291,337     100.00%      264,098    100.00%      240,087   100.00%
                                                   ======                  ======                 ======
   Less:
     Deferred loan origination fees     (3,977)                  (3,598)                 (3,341)
     Allowance for loan losses          (1,557)                  (1,376)                 (1,209)
                                      --------                 --------                --------

       Net loans                      $285,803                 $259,124                $235,537
                                      ========                 ========                ========



[CAPTION]

                                                     At December 31,
                                      ---------------------------------------------
                                             1993                     1992
                                      ------------------       --------------------
                                                 Percent                   Percent
                                                 of total                  of total
                                      Amount       loans        Amount       loans
                                      ------     --------       ------     --------
                                                 (Dollars in thousands)
Real estate loans:

   One- to four-family                $180,580     86.38%     $162,648      85.20%
   Home equity                           4,179      2.00         4,422       2.32
   Multifamily                           8,584      4.10         9,243       4.85
   Nonresidential                        7,171      3.43         6,544       3.43
   Construction (1)                      3,799      1.82         2,270       1.19
                                      --------    ------      --------     ------

     Total real estate loans           204,313     97.73       185,127      96.99

Commercial loans                           567      0.27           714       0.37

Consumer loans:

   Education loans                       1,729      0.83         1,837       0.96
   Loans on deposits                     1,071      0.51         1,372       0.72
   Automobile loans                        608      0.29           829       0.43
   Other consumer loans                    777      0.37         1,004       0.53
                                      --------    ------      --------     ------

     Total consumer loans                4,185      2.00         5,042       2.64
                                      --------    ------      --------     ------

Total loans                            209,065    100.00%      190,883     100.00%
                                                  ======                   ======
   Less:
     Deferred loan origination fees     (3,063)                 (2,632)
     Allowance for loan losses          (1,001)                   (773)
                                      --------                --------

       Net loans                      $205,001                $187,478
                                      ========                ========



(1)      Net of the undisbursed portion of construction loans.

         LOAN MATURITY. The following table sets forth certain information as of December 31, 1996, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.


                                     Due during the year ending                Due in      Due in
                                         December 31,              Due in       years       years      Due in
                                     --------------------------     years       2002        2007      year 2017
                                                                  2000 and     through     through       and
                                      1997     1998     1999        2001         2006        2016       after       Total
                                    ---------------------------   --------     -------     -------    ---------     -----
                                                                      (In thousands)
Real estate loans:

   One- to four-family               $   651    $283    $  522      $2,081     $17,005    $132,228     $95,924      $248,694
   Home equity                             -       -         -           -           -           -      11,651        11,651
   Multifamily and nonresidential        377      72       255         690       2,118      11,353       3,005        17,870
   Construction                          473       -         -           -          55       4,236       4,001         8,765
Commercial loans                         190       1        48           -          21         138           -           398
Consumer loans                         1,384     307       463         585         724         496           -         3,959
                                      ------    ----    ------      ------     -------    --------    --------      --------
      Total                           $3,075    $663    $1,288      $3,356     $19,923    $148,451    $114,581      $291,337
                                      ======    ====    ======      ======     =======    ========    ========      ========


         The following table sets forth the dollar amount of all loans which will become due more than one year from December 31, 1996, and which have predetermined interest rates or adjustable interest rates:

                                Due more than one year after
                                         December 31, 1996
                                ----------------------------
                                       (In thousands)
Fixed interest rates                       $179,875
Adjustable interest rates                   108,387
                                           --------
                                           $288,262
                                           ========

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Association is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within the Association's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At December 31, 1996, the Association's one- to four-family residential real estate loan portfolio was approximately $248.7 million, or 85.35% of total loans.

         OTS regulations and Ohio law limit the amount which the Association may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations and laws, the Association typically makes loans on one- to four-family residences for up to 80% of the value of the real estate and improvements (the "LTV") and occasionally makes loans with up to a 95% LTV. The principal amount of any loan which exceeds an 80% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

         Fixed-rate one- to four-family loans are offered by the Association, currently for terms of up to 30 years. Adjustable-rate one- to four-family real estate loans ("ARMs") are also offered by the Association for terms of up to 30 years. The interest rate adjustment periods on such ARMs are one year and the rates are tied to the one-year U.S. Treasury bill rate. The new interest rate at each change date is determined by adding a specified margin, typically between 2.75% and 3.75%, to the prevailing index. The maximum allowable adjustment at each adjustment date is 1% or 2% with a maximum adjustment of 6% over the term of the loan. The initial rate on an ARM with a 1% cap is typically higher than the initial rate on an ARM with a 2% cap to compensate for the reduced interest rate sensitivity. The initial rate on ARMs originated by the Association is sometimes less than the sum of the index at the time of origination plus the specified margin. Such loans may be subject to greater risk of default as the interest rate adjusts to the fully-indexed level. The Association attempts to reduce the risks by underwriting such loans on the basis of the payment amount the borrower will be required to pay during the second year of the loan, assuming the maximum possible rate increase.

         Adjustable-rate loans decrease the Association's interest rate risk but involve other risks, primarily credit risk, because as interest rates rise the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Association believes that these risks have not had a material adverse effect on the Association to date.

         HOME EQUITY LOANS. In recent years, lines of credit secured by the equity in a borrower's principal residence have become increasingly popular. The Association offers home equity lines of credit in an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 85% of the appraised value of the real estate. The Association's home equity loans have terms of up to 30 years. The borrower can draw on the line of credit during the first 15 years and must repay the loan during the second 15 years. Home equity loans are typically secured by a second mortgage on the real estate. The Association frequently holds the first mortgage, although the Association will make home equity loans in cases where another lender holds the first mortgage. The interest rates charged by the Association on home equity loans adjust quarterly and are tied to the composite prime rate of 75% of the thirty largest U.S. banks, as published in The Wall Street Journal.

         At December 31, 1996, the Association had $11.7 million, or 4.00% of total loans, in home equity loans.

         LOANS SECURED BY MULTIFAMILY REAL ESTATE. In addition to loans on one- to four-family properties, the Association originates loans secured by multifamily properties containing over four units. Multifamily loans are offered with adjustable rates for terms of up to 30 years and have a maximum LTV of 80%.

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. The Association attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. The Association requests that borrowers submit rent rolls and that all borrowers submit financial statements annually to enable the Association to monitor such loans.

         At December 31, 1996, loans secured by multifamily properties totaled approximately $9.0 million, or 3.10% of total loans.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At December 31, 1996, approximately $8.8 million, or 3.03%, of the Association's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have adjustable rates, terms of up to 25 years and LTVs of up to 75%. Among the properties securing nonresidential real estate loans are office buildings and motel and retail properties located in the Association's primary market area. For the last five years, the amount of the Association's nonresidential real estate loans as a percent of total loans has ranged from a low of 2.71% at December 31, 1994, to a high of 3.45% at December 31, 1995.

         Although the loans secured by nonresidential real estate typically have higher interest rates than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Association has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. The Association also makes loans for the construction of nonresidential real estate.

         CONSTRUCTION LOANS. The Association makes loans for the construction of single-family houses, multifamily properties and nonresidential real estate projects. At December 31, 1996, the Association's loan portfolio included $8.8 million in construction loans, or 3.01% of total loans, net of undisbursed proceeds.

         The Association's construction loan portfolio at December 31, 1996, consisted of loans to individuals and builders for the construction and permanent financing of single-family residences. Such loans are offered with fixed or adjustable rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only.

         At December 31, 1996, the Association had no loans for the construction of nonresidential real estate in its portfolio.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, the Association would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. All of the Association's construction loans are secured by property in the Association's primary market area.

         COMMERCIAL LOANS. The Association occasionally makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At December 31, 1996, the Association's commercial loan portfolio was $398,000, or 0.14% of total loans.

         CONSUMER LOANS. The Association makes various types of consumer loans, including education loans, loans made to depositors on the security of their deposit accounts, automobile loans and other secured loans and unsecured personal loans. Consumer loans are made at fixed rates of interest and for varying terms based on the type of loan. At December 31, 1996, the Association had approximately $4.0 million, or 1.37% of total loans, invested in consumer loans.

         Consumer loans, particularly consumer loans which are unsecured or are secured by rapidly depreciating assets such as automobiles, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by the Association's lending staff and walk-in customers.

         Loan applications for permanent real estate loans are taken by loan personnel in the office where the loan is originated. The Association typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Association's underwriting guidelines to the Association's Executive Committee. All loans are ratified by the full Board of Directors.

         Under the Association's current loan guidelines, if a real estate loan application is approved, title insurance is usually obtained on the real estate which will secure the mortgage loan. In the past, the Association used an attorney's opinion for single-family loans, whereas title insurance was typically used for nonresidential real estate loans. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Association as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Association also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, the Association is originating both fixed-rate and ARM loans for its portfolio and not with the intention of selling such loans in the secondary market, although a majority of the loans in the Association's portfolio conform to the secondary market standards of the Federal Home Loan Mortgage Corporation (the "FHLMC") or the Federal National Mortgage Association (the "FNMA"). The Association charges a higher interest rate on loans that do not conform to FHLMC or FNMA standards to mitigate the increased interest rate risk associated with loans that cannot be readily sold.

         Loan sales have not been a significant business activity for the Association, although it has sold loans in the past when funds were needed for new loan originations and market conditions favored a sale. At December 31, 1996, the Association had $5.7 million of loans serviced for others.

         The following table presents the Association's loan origination, purchase and sale activity for the periods indicated:

                                                                                  Year ended December 31,
                                                        ---------------------------------------------------------------------
                                                         1996             1995            1994            1993           1992
                                                         ----             ----            ----            ----           ----
                                                                                  (In thousands)
Loans originated:
   One- to four-family residential                      $58,626          $46,007          $50,809       $57,916        $49,906
   Multifamily residential                                  702              375              149           296          1,129
   Nonresidential                                           957              848              446           272          1,116
   Construction                                          18,751           17,478           15,986        12,791          7,623
   Commercial                                               624              601              836           969            542
   Consumer                                               2,572            2,568            2,627         1,867          2,523
                                                        -------          -------          -------       -------        -------
     Total loans originated                              82,232           67,877           70,853        74,111         62,839

Loan participations purchased                                 -                -                -            25              -

Reductions:
   Principal repayments                                  54,521           40,609           40,571        53,375         47,740
   Loans sold                                                 -            1,250                -             -              -
   Transfers from loans to real estate owned                  -               33              276            48              -
                                                        -------          -------          -------       -------        -------
     Total reductions                                    54,521           41,892           40,847        53,423         47,740

Increase (decrease) in other items, net (1)               1,032            2,398             (530)        3,190            698
                                                        -------          -------          -------       -------        -------
Net increase                                            $26,679          $23,587          $30,536       $17,523        $14,401
                                                        =======          =======          =======       =======        =======
-----------------------------

(1) Other items consist of the undisbursed portion of construction loans, net loan origination fees, unearned interest and the allowance for loan losses.


        FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis. In applying these limits, the regulations require that loans to certain related or affiliated borrowers be aggregated.

         Based on such limits, the Association was able to lend approximately $8.6 million to one borrower at December 31, 1996. The largest amount the Association had outstanding to one borrower and related persons or entities at December 31, 1996, was $3.9 million, consisting primarily of two loans secured by motels in the Association's primary market area.

         LOAN ORIGINATION AND OTHER FEES. The Association realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards No. 91 as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Delinquent loans are loans for which payment has not been received within 30 days of the payment due date. Loan payments are due on the first day of the month with the interest portion of the payment applicable to interest accrued during the prior month. When loan payments have not been made by the thirtieth of the month, late notices are sent to the borrower. If payment is not received by the sixtieth day, second notices are sent and telephone calls are made. Each loan bears a late payment penalty which is assessed as soon as such loan is more than 15 days delinquent.
The late penalty is 5% of the payment due.

         When a loan secured by real estate becomes delinquent more than 90 days, the Board of Directors reviews the loan and foreclosure proceedings are instituted if the Board determines that the delinquency is not likely to be resolved in a reasonable period of time. An appraisal of the security is performed when foreclosure proceedings are initiated. If the appraisal indicates that the value of the collateral is less than the book value of the loan, a valuation allowance is established for such loan.

         When a consumer loan becomes more than 120 days past due, the loan is classified loss and a specific reserve is established for the book balance of the loan.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                       --------------------------------------------------------------------------------------
                                 1996                          1995                         1994
                       ---------------------------  ----------------------------  ---------------------------
                                          Percent                       Percent                      Percent
                                          of total                      of total                     of total
                       Number   Amount     loans    Number    Amount     loans    Number   Amount     loans
                       ------   -------  ---------  -------   -------  ---------  -------  -------  ----------
                                                     (Dollars in thousands)
Loans delinquent for:

  30 - 59 days            65     $1,267     0.43%       70     $1,238     0.47%       56    $1,394     0.58%
  60 - 89 days            34        575     0.20        47        749     0.28        36     1,342     0.56
  90 days and over        75        999     0.34        73      1,502     0.57        47     1,142     0.48
                         ---     ------     ----       ---     ------     ----       ---    ------     ----
   Total delinquent      174     $2,841     0.97%      190     $3,489     1.32%      139    $3,878     1.62%
   loans                 ===     ======     ====       ===     ======     ====       ===    ======     ====



                       ---------------------------------------------------------
                                 1993                           1992
                       ---------------------------  ----------------------------
                                          Percent                       Percent
                                          of total                      of total
                       Number   Amount     loans    Number    Amount     loans
                       ------   -------  ---------  -------   -------  ---------
                                       (Dollars in thousands)
Loans delinquent for:

  30 - 59 days            57     $1,380     0.66%       89      $1,868      0.97%
  60 - 89 days            39      1,264     0.60        54         935      0.49
  90 days and over        52      1,752     0.84        87       1,882      0.99
                         ---     ------     ----       ---      ------      ----
   Total delinquent      148     $4,396     2.10%      230      $4,685      2.45%
   loans                 ===     ======     ====       ===      ======      ====


         Nonperforming assets include nonaccruing loans, accruing loans which are delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets. The Association ceases to accrue interest on real estate loans if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest.

         The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other nonperforming assets at the dates indicated:

                                                                           At December 31,
                                        -----------------------------------------------------------------------------------
                                         1996               1995               1994                1993              1992
                                         ----               ----               ----                ----              ----
                                                                       (Dollars in thousands)
Accruing loans delinquent 90
   days or more                         $   721            $   939            $   874           $   325              $  387
Loans accounted for on a
   nonaccrual basis:
   Real estate:
     One- to four-family                    504                621                548               899               1,232
     Multifamily                              -                  -                  -               652                 469
     Nonresidential                           -                  7                 63                43                   -
   Consumer                                  13                  5                 13                 9                  65
                                        -------             ------             ------            ------              ------
      Total nonaccrual loans                517                633                624             1,603               1,766
                                        -------             ------             ------            ------              ------

      Total nonperforming loans           1,238              1,572              1,498             1,928               2,153

Real estate owned                            15                 15                 48                63                   -
                                         ------             ------             ------            ------              ------

   Total nonperforming assets            $1,253             $1,587             $1,546            $1,991              $2,153
                                         ======             ======             ======            ======              ======

Allowance for loan losses                $1,557             $1,376             $1,209            $1,001                 773
                                         ======             ======             ======            ======              ======

Nonperforming assets as a
   percent of total assets                 0.38%              0.49%              0.58%             0.81%               0.95%

Nonperforming loans as a percent
   of total loans                          0.42%              0.60%              0.62%             0.92%               1.13%

Allowance for loan losses as a
   percent of nonperforming
   loans                                 125.77%             87.53%             80.71%            51.92%              35.90%


         For the year ended December 31, 1996, gross interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was $32,000. Interest collected on such loans and included in net income was $27,000.

         Real estate acquired by the Association as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired it is recorded by the Association at the estimated fair value of the real estate at the date of acquisition, less estimated selling expenses, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized to the extent of fair value.

         The Association classifies its own assets on a monthly basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the Association is not warranted.

         The aggregate amounts of the Association's classified assets at the dates indicated were as follows:

                                                                At December 31,
                                    -------------------------------------------------------------------
                                    1996             1995            1994           1993           1992
                                    ----             ----            ----           ----           ----
                                                                (In thousands)
Classified assets:
   Substandard                       $874            $1,408           $1,441         $1,654       $1,491
   Doubtful                             -                 -                -              -            -
   Loss                                54                46               74            101          134
                                     ----            ------           ------         ------       ------
     Total classified assets         $928            $1,454           $1,515         $1,755       $1,625
                                     ====            ======           ======         ======       ======


         The Association establishes general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the Association establishes specific allowances for losses in the amount of 100% of the portion of the asset classified loss. Generally, the Association charges off the portion of any real estate loan deemed to be uncollectible.

         The Association analyzes each classified asset on a monthly basis to determine whether a change in its classification is appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         ALLOWANCE FOR LOAN LOSSES. Senior management, with oversight by the Board, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

         The foregoing statement regarding the adequacy of the allowance for loan losses is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Association must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

         The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

                                                                     Year ended December 31,
                                             ---------------------------------------------------------------------
                                             1996            1995            1994            1993             1992
                                             ----            ----            ----            ----             ----
                                                                     (Dollars in thousands)
Balance at beginning of period                $1,376           $1,209       $1,001           $  773           $ 526

Charge-offs                                        -              (17)          (4)             (18)             (5)
Recoveries                                         1                4           12                6              22
                                              ------           ------       ------           -------          -----
Net (charge-offs) recoveries                       1              (13)           8              (12)             17
Provision for loan losses                        180              180          200              240             230
                                              ------           ------       ------           ------           -----
Balance at end of year                        $1,557           $1,376       $1,209           $1,001           $ 773
                                              ======           ======       ======           ======           =====
Net (charge-offs) recoveries to
   average loans                                0.00%           (0.01)%       0.00%           (0.01)%          0.01%
Allowance for loan losses to
   total loans                                  0.53%            0.52%        0.50%            0.48%           0.40%


         The following table sets forth the allocation of the Association's allowance for loan losses by type of loan at the dates indicated:

                                                         At December 31,
                      -------------------------------------------------------------------------------------------------------------
                             1996                    1995                  1994                    1993                  1992
                      ------------------   --------------------   -------------------    --------------------  --------------------
                               Percent of            Percent of            Percent of              Percent of           Percent of
                                  loans                 loans                 loans                   loans                loans
                                 in each               in each               in each                 in each              in each
                               category to           category to           category to             category to         category to
                                  total                 total                 total                   total                 total
                      Amount      loans     Amount      loans      Amount     loans       Amount      loans     Amount      loans
                      ------   ----------   ------   -----------   ------  -----------    ------   ----------   ------  -----------
                                                            (Dollars in thousands)

Balance at year
end applicable to:
   Real estate loans     $1,166      99%       $1,036      98%       $  913        98%       $  765       98%       $562       97%
   Commercial loans          30       -            27       -            23         -            18        -          13        -
   Consumer loans           134       1           112       2           103         2            83        2         103        3
   Unallocated              227       -           201       -           170         -           135        -          95        -
                         ------     ---        ------     ---         -----       ---        ------      ---        ----      ---
     Total               $1,557     100%       $1,376     100%       $1,209       100%       $1,001      100%       $773      100%
                         ======     ===        ======     ===        ======       ===        ======      ===        ====      ===


         Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

INVESTMENT ACTIVITIES

         Federal regulation and Ohio law permit the Association to invest in various types of investments, including interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities and certain other specified investments. The Board of Directors of the Association has adopted an investment policy which authorizes management to make investments in U.S. Government and agency securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions, banker's acceptances issued by major U.S. banks, corporate debt securities rated at least "AA," or equivalent, by a major statistical rating firm and municipal or other tax free obligations. The Association's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity and safety.

The following table sets forth the composition of the Association's interest-bearing deposits, investment securities and mortgage-backed securities at the dates indicated:

                                                                                            At December 31,
                                     -----------------------------------------------------------------------------------
                                                      1996                                        1995
                                     -----------------------------------------   ---------------------------------------
                                    Carrying       % of       Fair       % of    Carrying     % of      Fair      % of
                                      value       total       value      total     value     total      value     total
                                    --------      -----       -----      -----   --------    -----      -----     -----
                                                                                        (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                   $2,101         7.03%     $2,101      7.02%    $ 4,894     9.10%    $ 4,894    9.08%
   Overnight deposits                 4,000        13.38       4,000     13.36      21,000    39.05      21,000   38.97
   Time deposits                          -            -           -         -           -        -           -       -
                                     ------       ------     -------    ------     -------   ------     -------   -----
   Total interest-bearing deposits    6,101        20.41       6,101     20.38      25,894    48.15      25,894   48.05

Investment securities:
    U.S. Treasury securities:
      Available for sale             21,938        73.38      21,938     73.27      16,144    30.02      16,144   29.95
      Held to maturity                    -            -           -         -       9,987    18.57      10,045   18.64
   Equity securities (1)              1,298         4.34       1,298      4.33         984     1.83                1.83
                                    -------       ------     -------    ------     -------   ------     -------  ------
   Total investment securities       23,236        77.72      23,236     77.60      27,115    50.42      27,173   50.42
                                    -------       ------     -------    ------     -------   ------     -------  ------
   Mortgage-backed securities           561         1.87         608      2.02         767     1.43                1.53
                                    -------       ------     -------    ------     -------   ------     -------  ------
Total investments                   $29,898       100.00%    $29,945    100.00%    $53,776   100.00%    $53,893  100.00%
                                    =======       ======     =======    ======     =======   ======     =======  ======


                                                 At December 31,
                                     -----------------------------------------
                                                      1994
                                     -----------------------------------------
                                    Carrying       % of       Fair       % of
                                      value       total       value      total
                                    --------      -----       -----      -----
                                             (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                  $ 3,337       14.29%    $ 3,337      14.42%
   Overnight deposits                 1,500        6.42       1,500       6.48
   Time deposits                      2,500       10.71       2,500      10.81
                                    -------      ------     -------     ------
   Total interest-bearing deposits    7,337       31.42       7,337      31.71

Investment securities:
    U.S. Treasury securities:
      Available for sale                  -           -           -          -
      Held to maturity               14,442       61.85      14,181      61.28
   Equity securities (1)                585        2.50         585       2.53
                                    -------      ------     -------     ------
   Total investment securities       15,027       64.35      14,766      63.81
                                    -------      ------     -------     ------
   Mortgage-backed securities           987        4.23       1,037       4.48
                                    -------      ------     -------     ------
Total investments                   $23,351      100.00%    $23,140     100.00%
                                    =======      ======     =======     ======

-----------------------------

 (1)     Comprised of FHLMC preferred stock.

         The maturities of the Association's interest-bearing deposits and investment securities at December 31, 1996, are indicated in the following table:

                                                                   At December 31, 1996
                 ------------------------------------------------------------------------------------------------------------------
                                          After one             After five           After
                                           through               through              ten
                  One year or less        five years            ten years            years                      Total
                 -----------------   -------------------   -----------------  ------------------    -------------------------------
                                                                                                                           Weighted
                 Carrying   Average   Carrying   Average   Carrying  Average  Carrying   Average    Carrying    Market     average
                   value     yield      value     yield      value    yield     value     yield       value      value       yield
                 --------   -------   --------   -------   --------  ------   --------   ------     --------    ------     --------
                                                  (Dollars in thousands)
Interest-bearing
  deposits        $ 6,101     6.21%     $    -        -%     $  -         -%     $  -         -%     $ 6,101    $ 6,101      6.21%
U.S. Treasury
  securities       12,030     6.02       9,908     5.28         -         -         -         -       21,938     21,938      5.69
Mortgage-backed
  securities            -        -          26     8.50       165     10.00       370     10.95          561        608     10.56
                  -------     ----      ------     ----      ----     -----      ----     -----       ------    -------     -----
   Total          $18,131     6.08%     $9,934     5.29%     $165     10.00%     $370     10.95%      $28,600   $28,647      5.89%
                  =======     ====      ======     ====      ====     =====      ====     =====       =======   =======     =====


DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of the Association's funds for use in lending and other investment activities. In addition to deposits, the Association derives funds from interest payments and principal repayments on loans and income on interest-earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. The Association also utilizes FHLB advances as an alternative source of funds.

         DEPOSITS. Deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, regular passbook savings accounts, term certificate accounts, IRAs and Keogh accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of the Association based on the Association's liquidity requirements, growth goals and interest rates paid by competitors. The Association does not use brokers to attract deposits. The amount of deposits from outside the Association's primary market area is not significant.

         At December 31, 1996, the Association's certificates of deposit totaled $183.6 million, or 70.88% of total deposits. Of such amount, approximately $122.3 million in certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If deviation from historical experience occurs, the Association can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds, up to the Association's limit on such borrowings, which was $52.9 million at December 31, 1996.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:

                                                                                At December 31,
                                                -----------------------------------------------------------------------------
                                                         1996                        1995                        1994
                                                ----------------------      ----------------------       --------------------
                                Weighted
                                 average
                                 rate at                    Percent of                   Percent of                 Percent of
                               December 31,                   total                        total                      total
                                  1996          Amount       deposits        Amount       deposits       Amount      deposits
                               ------------     ------      ----------       ------      ----------      ------     ----------
                                                                      (Dollars in thousands)
Transaction accounts:
  Non-interest bearing
    demand deposits                   -%     $   3,173          1.22%        $  2,910        1.22%       $  2,436        1.05%
  Passbook savings accounts        3.10         53,410         20.62           51,008       21.41          62,804       27.08
  NOW accounts                     2.50         14,321          5.53           12,692        5.33          11,049        4.76
  Money market accounts            3.00          4,531          1.75            4,892        2.05           5,556        2.40
                                             ---------        ------         --------      ------        --------      ------
   Total transaction accounts                   75,435         29.12           71,502       30.01          81,845       35.29

Certificates of deposit:
   2.01% - 4.00%                      -              -             -                -           -          19,078        8.22
   4.01% - 6.00%                   5.49        130,367         50.32          115,406       48.43          99,199       42.77
   6.01% - 8.00%                   6.44         28,962         11.18           28,759       12.07           7,759        3.34
   8.01% - 10.00%                  8.05              6          0.00              311        0.13             786        0.34
   Adjustable-rate (1)             5.79         24,304          9.38           22,304        9.36          23,299       10.04
                                              --------        ------         --------      ------        --------      ------
     Total certificates
       of deposit                  5.68        183,639         70.88          166,780       69.99         150,121       64.71
                                              --------        ------         --------      ------        --------      ------
   Total deposits                  4.86%      $259,074        100.00%        $238,282      100.00%       $231,966      100.00%
                                              ========        ======         ========      ======        ========      ======
-----------------------------

         (1) Consists of IRA and Keogh accounts, the rates on which adjust monthly at the discretion of the Association.

         The Association bids on deposits of public funds from entities in its primary market area. The amount of such deposits was approximately $15.8 million at December 31, 1996.

         The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 1996:

                                                                  Amount Due
                                      -----------------------------------------------------------------
                                                      Over          Over
                                        Up to      1 year to     2 years to       Over
         Rate                         one year      2 years        3 years       3 years        Total
         ----                         --------     ---------     ----------      --------       -----
                                                                (In thousands)
4.01% to 6.00%                         $ 94,984       $21,155      $10,526        $3,702        $130,367
6.01% to 8.00%                           10,816         9,810        3,389         4,947          28,962
8.01% to 10.00%                               6             -            -             -               6
Adjustable rate                          16,506         7,798            -             -          24,304
                                       --------       -------      -------        ------        --------
     Total certificates of deposit     $122,312       $38,763      $13,915        $8,649        $183,639
                                       --------       -------      -------        ------        --------

         The following table presents the amount of the Association's certificates of deposit of $100,000 or more, by the time remaining until maturity, at December 31, 1996:

Maturity                                                Amount
--------                                                ------
                                                    (In thousands)
Three months or less                                    $ 9,182
Over 3 months to 6 months                                 9,167
Over 6 months to 12 months                               11,228
Over 12 months                                            5,793
                                                        -------
  Total                                                 $35,370
                                                        =======

         The following table sets forth the Association's deposit account balance activity for the periods indicated:

                                                                         Year ended December 31,
                                                                -----------------------------------------
                                                                  1996             1995            1994
                                                                  ----             ----            ----
                                                                         (Dollars in thousands)
                    Beginning balance                            $238,282         $231,966       $219,704
                    Deposits                                      399,604          402,953        305,274
                    Withdrawals                                  (388,210)        (405,184)      (300,341)
                                                                 --------         --------      ---------
                    Net deposits before interest credited         249,676          229,735        224,637
                    Interest credited                               9,398            8,547          7,329
                                                                 ========         ========       ========
                    Ending balance                               $259,074         $238,282       $231,966
                                                                 ========         ========       ========
                    Net increase                                 $ 20,792         $  6,316       $ 12,262
                                                                 ========         ========       ========
                    Percent increase                               8.7%             2.7%            5.6%
                                                                   ===              ===             ===


         BORROWINGS. The FHLB system functions as a central reserve bank, providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). If an association meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, it will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1996, the Association was in compliance with the QTL test.

         The following table sets forth the maximum month-end balance and average balance of the Association's FHLB advances during the periods indicated:

                                                                  Year Ended December 31,
                                                  --------------------------------------------------------
                                                  1996                     1995                       1994
                                                  ----                     ----                       ----
                                                                  (Dollars in thousands)
Maximum balance                                 $2,000                   $15,000                     $6,000
Average balance                                    462                     6,615                      1,308
Weighted average interest rate                    6.15%                     6.64%                      6.34%


         At December 31, 1996, the Association had outstanding FHLB advances totalling $2.0 million, with a weighted average interest rate of 6.15%.

COMPETITION

         The Association competes for deposits with other savings associations, savings banks, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Association competes with other savings banks, savings associations, commercial banks, mortgage brokers, consumer finance companies, credit unions, leasing companies and other lenders. The Association competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. The Association does not offer all of the products and services offered by some of its competitors, particularly commercial banks. The Association monitors the product offerings of its competitors and adds new products when it can do so competitively and cost effectively.

         The size of financial institutions competing with the Association is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Association.

EMPLOYEES

         As of December 31, 1996, the Association had 76 full-time employees and 12 part-time employees. The Association believes that relations with its employees are excellent. The Association offers health and disability benefits, life insurance and an employee stock ownership plan. None of the employees of the Association are represented by a collective bargaining unit.

                                   REGULATION

GENERAL

         The Corporation is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, the Corporation is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, the Corporation is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As a savings and loan association chartered under the laws of Ohio, Industrial is subject to regulation, examination and oversight by the Superintendent of the Division of Financial Institutions of the Department of Commerce of the State of Ohio (the "Ohio Superintendent"). Because Industrial's deposits are insured by the FDIC, Industrial also is subject to regulation and examination by the OTS and regulatory oversight by the FDIC. Industrial must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Industrial is in compliance with various regulatory requirements and is operating in a safe and sound manner. Industrial is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all federally-chartered financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Industrial may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Industrial may engage and would probably subject Industrial to more regulation by the FDIC. In addition, the Corporation might become subject to a different set of holding company regulations limiting the activities in which the Corporation may engage and subjecting the Corporation to additional regulatory requirements, including separate capital requirements. At this time, the Corporation cannot predict when or whether Congress may actually pass legislation regarding the Corporation's and Industrial's regulatory requirements or charter. Although such legislation may change the activities in which the Corporation or Industrial are authorized to engage, it is not anticipated that the current activities of either the Corporation or Industrial will be materially affected by those activity limits.

OHIO CORPORATION LAW

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither the Holding Company nor Industrial has opted out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Section 1701.041 of the Ohio Revised Code (the "Takeover Bid Statute") provides that no offeror may make a takeover bid for an Ohio corporation, including a savings and loan association, unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and provides the target company with certain information regarding the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offers of all information material to a decision to accept or reject the offer.

         The Takeover Bid Statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Takeover Bid Statute is preempted by federal regulation.

OHIO SAVINGS AND LOAN REGULATION

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. See " - Federal Deposit Insurance Corporation -- State Association Activities." The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Industrial is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISIONOFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         REGULATORY CAPITAL REQUIREMENTS. Industrial is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of their total assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Industrial does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Industrial includes a general loan loss allowance of $1.5 million at December 31, 1996.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations are those that have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and core capital of 4% (except for associations receiving the highest examination rating, in which case the level is 3%) but are not well-capitalized; (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible capital of 2% or less of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Industrial's capital at December 31, 1996, met the standards for a well-capitalized institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Industrial at December 31, 1996, was approximately $15.9 million, or 6.10%, and exceeded the then applicable 5.0% liquidity requirement by approximately $2.9 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1996, Industrial met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At December 31, 1996, Industrial was in compliance with this lending limit. See "Lending Activities - Federal Lending Limit."

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Industrial was in compliance with such restrictions at December 31, 1996.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Holding Company is an affiliate of Industrial. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Industrial was in compliance with these requirements and restrictions at December 31, 1996.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Industrial meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of the Holding Company, Industrial is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Industrial paid no dividends to the Holding Company during fiscal 1996.

         In December 1994, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, associations which are not owned by a holding company and which have a CAMEL examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if they remain adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distribution would be permitted if it caused the association to become undercapitalized or worse.

         HOLDING COMPANY REGULATION. The Holding Company is a savings and loan holding company within the meaning of the HOLA. As such, the Holding Company has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, the Holding Company generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit the Holding Company's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact the Holding Company's current activities, which consist solely of holding stock of Industrial. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1996, Industrial met both those tests.

         If the Holding Company acquired control of another savings institution, other than through a merger or other business combination with Industrial, the Holding Company would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of the Holding Company and any of its subsidiaries (other than Industrial or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF THE HOLDING COMPANY AND INDUSTRIAL. In addition to the Ohio law limitations on the merger and acquisition of Industrial and the Holding Company, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Industrial or the Holding Company without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Industrial must be approved by the OTS as well as the Superintendent. Further, any merger of the Holding Company in which the Holding Company is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Industrial is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Industrial, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy commercial banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on Industrial and other institutions with SAIF-insured deposits.

         Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF-insured deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, part of the cost of prior thrift failures, which had previously been paid only by SAIF members, will be paid by BIF members. As a result, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits, and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

         Industrial had approximately $230.5 million in deposits at March 31, 1995. Industrial paid a special assessment of $1.5 million in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment is tax-deductible, but has reduced earnings for the year ended December 31, 1996.

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Industrial' activities and investments at December 31, 1996, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $52.0 million of such accounts (subject to an exemption of up to $4.3 million), and of 10% of net transaction accounts in excess of $52.0 million. At December 31, 1996, Industrial was in compliance with this reserve requirement.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. Industrial is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Industrial's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Industrial was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $2.6 million at December 31, 1996.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance. The FHLB has established an "Affordable Housing Program" to subsidize the interest rate on advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB reviews and accepts proposals for subsidies under that program twice a year. Industrial has participated in this program.

                                    TAXATION

FEDERAL TAXATION

         The Holding Company and Industrial are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Holding Company and Industrial are subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, the Holding Company and Industrial are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Industrial, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994,

1993 and 1992, Industrial used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Industrial, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Industrial to the Holding Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Industrial for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1996, the pre-1988 reserves of Industrial for tax purposes totaled approximately $3.1 million. Industrial believes it had approximately $27.0 million of accumulated earnings and profits for tax purposes as of December 31, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Industrial will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Industrial have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Industrial.

OHIO TAXATION

         The Holding Company is subject to the Ohio corporation franchise tax, which, as applied to the Holding Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

         In computing its tax under the net worth method, the Holding Company may exclude 100% of its investment in the capital stock of Industrial after the Conversion, as reflected on the balance sheet of the Holding Company, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Industrial. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Holding Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including the Holding Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Industrial is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of Industrial determined in accordance with generally accepted accounting principles. As a "financial institution," Industrial is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.           DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1996, regarding the office facilities of the Association:

                                         Owned or                  Date                                     Net book
            Location                      leased                 acquired              Deposits               value
            --------                     --------                --------              --------             --------
                                                                                               (In thousands)
30 East Main Street
Ashland, Ohio 44805                       Owned                  11/04/94                $24,213              $1,267

211 North Sandusky Street
Bellevue, Ohio  44811                     Owned                  05/06/72                 54,737                 388

225 North Main Street
Clyde, Ohio  43410                        Owned                  06/05/75                 11,438                 112

1500 Bright Road
Findlay, Ohio  45840                      Owned                  01/29/93                 14,704               1,148

321 West State Street
Fremont, Ohio  43420                      Owned                  06/30/87                 17,429                 280

50 West Main Street
Norwalk, Ohio  44857                      Owned                  08/06/76                 36,869                 141

51 West Main Street (1)
Norwalk, Ohio  44587                      Owned                  09/11/92                      -                 371

4112 Milan Road
Sandusky, Ohio  44870                     Owned                  02/29/88                 12,130                 481

48 East Market Street (2)
Tiffin, Ohio  44883                       Owned                  06/15/83                 52,951                 403

796 West Market Street (2)
Tiffin, Ohio  44883                       Owned                  12/18/90                      -                 236

301 Myrtle Avenue
Willard, Ohio  44890                      Owned                  05/07/77                 34,603                 132

203 North Sandusky Street (3)
Bellevue, Ohio  44811                     Owned                  02/25/93                      -                  70
-----------------------------

(1)      Drive-up facility only.

(2)      Deposit totals are combined for the two Tiffin offices.

(3)      Office facility for the Association's appraisal staff.


ITEM 3.           LEGAL PROCEEDINGS

         The Association is not presently involved in any material legal proceedings. From time to time, the Association is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Association.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

         The information contained in the 1996 Annual Report to Shareholders of the Corporation (the "Annual Report"), a copy of which is attached hereto as
Exhibit 13, under the caption "Market Price of Common Shares and Related Shareholder Matters," is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained in the Annual Report under the caption "Selected Consolidated Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated January 15, 1997, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), filed with the Securities and Exchange Commission (the "Commission") on March 18, 1997, under the captions "Election of Directors" and "Executive Officers," is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors - Certain Transactions" is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors - Certain Transactions" is incorporated herein by reference.


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)     EXHIBITS

       3(a)         Articles of Incorporation

       3(b)         Certificate of Amendment to Articles of
                    Incoporation

       3(c)         Code of Regulations

       11           Statement Regarding Computation
                    of Per Share Earnings

       13           Annual Report to Shareholders

       21           Subsidiaries of Registrant

       27           Financial Data Schedule

       99           Proxy Statement for 1997 Annual Meeting
                    of Shareholders

(b) FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c) REPORTS ON FORM 8-K. On October 22, 1996, the Holding Company filed a Form 8-K with the Commission to report the retirement of Lawrence R. Rhoades from the offices of Chief Executive Officer the Holding Company and Industrial and the succession of David M. Windau to such offices.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INDUSTRIAL BANCORP, INC.

                                  By: /s/ David M. Windau
                                  --------------------------------------------
                                      David M. Windau, Chief Executive
                                      Officer (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ David M. Windau                                       /s/ Lawrence R. Rhoades
----------------------------------------                  -----------------------------------------------
    David M. Windau, President,                               Lawrence R. Rhoades, Chairman of the Board,
    Chief Executive Officer and Director                      Chief Financial Officer and Director

    Date:  March 18, 1997                                     Date:  March 18, 1997


/s/ Graydon H. Hayward                                     /s/ Leon W. Maginnis
----------------------------------------                   ----------------------------------------------
    Graydon H. Hayward, Director                               Leon W. Maginnis, Director

     Date:  March 18, 1997                                     Date:  March 18, 1997


----------------------------------------                   ----------------------------------------------
Bob Moore, Director                                        Fredric C. Spurck, Director

     Date:  March 18, 1997                                 Date:  March 18, 1997


/s/  Roger O. Wilkinson
----------------------------------------
     Roger O. Wilkinson, Director

     Date:  March 18, 1997


                               INDEX TO EXHIBITS

Exhibit Number
--------------

3(a) Articles of Incorporation                                  Incorporated by reference to the Registration Statement on
                                                                Form S-1 filed by the Holding Company on March 23, 1995 (the
                                                                "S-1") with the Securities and Exchange Commission,
                                                                Exhibit 3.1

3(b)  Certificate of Amendment to Articles of Incorporation     Incorporated by reference to the S-1, Exhibit 3.2

3(c)  Code of Regulations                                       Incorporated by reference to the S-1, Exhibit 3.3

11  Statement Regarding Computation of Per Share Earnings       Incorporated by reference to Note 1 to the Financial
                                                                Statements included in the Annual Report

13  Annual Report to Shareholders

21  Subsidiaries of the Registrant

27  Financial Data Schedule

99  Proxy Statement for 1997 Annual Meeting of                  Incorporated by reference to the Proxy Statement, filed with
    Shareholders                                                the Securities and Exchange Commission on March 17, 1997