Form 10-Q
period 1997-03-31
INDUSTRIAL BANCORP INC
filed 1997-05-06
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT  OF 1934
               For  the quarterly period ended: March 31, 1997
                                     OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT  OF 1934
             For the transition period from ________ to ________

               0-26248                               31-1800830
        --------------------------------------------------------------
        (Commission File No.)                  (IRS Employer I.D. No.)

                          INDUSTRIAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                    OHIO
                  ----------------------------------------
                  (State of jurisdiction or incorporation)

           211 North Sandusky Street, Bellevue, Ohio     44811
           ------------------------------------------------------
            (Address of principal executive office)    (Zip Code)

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
                                                           Yes   x     No
                                                               -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Outstanding as of April 25, 1997:

            Common stock, no par value    5,286,775 common shares


INDUSTRIAL BANCORP, INC.
Form 10-Q
For  the Quarter ended March 31, 1997



Part I--Financial Information

Item 1:    Financial Statements
-------

      Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

      Consolidated Balance Sheets..........................................    3

      Consolidated Statements of Income....................................    4

      Consolidated Statements of Shareholders' Equity......................    5

      Condensed Consolidated Statements of Cash Flow.......................    6

      Notes to Consolidated Financial Statements...........................    7

Item 2:    Management's Discussion and Analysis of Financial Condition
-------     and Results of Operations......................................    8


Part II--Other Information.................................................   10

Signatures.................................................................   11




INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)


                                                              3/31/97    12/31/96
                                                             --------    --------

ASSETS
  Cash and noninterest-bearing deposits                      $    658    $  1,312
  Interest-bearing demand deposits                              3,156       2,101
  Overnight deposits                                            5,000       4,000
                                                             --------------------
    Cash and cash equivalents                                   8,814       7,413
  Investment securities available for sale, at fair value      23,005      23,236
  Investment securities held to maturity
   (fair value: 1997--$568; 1996--$608)                           529         561
  Federal Home Loan Bank stock                                  2,691       2,645
  Loans receivable, net                                       291,637     285,803
  Office properties and equipment, net                          4,979       5,029
  Accrued interest receivable                                   1,810       1,784
  Other assets                                                    381         142
                                                             --------------------
      Total assets                                           $333,846    $326,613
                                                             ====================

LIABILITIES
  Deposits                                                   $261,003    $259,074
  Federal Home Loan Bank advances                               8,000       2,000
  Accrued interest payable and other liabilities                3,114       3,435
                                                             --------------------
      Total liabilities                                       272,117     264,509
                                                             --------------------

SHAREHOLDERS' EQUITY
  Common stock, no par value, 10,000,000 shares
   authorized; 5,554,500 shares issued                         34,669      34,669
  Additional paid-in capital                                    1,701       1,669
  Retained earnings                                            32,515      31,803
  Treasury stock, at cost: 144,500 shares at 3/31/97,
   50,000 shares at 12/31/96                                   (1,836)       (634)
  Unearned employee stock ownership plan shares                (3,863)     (3,974)
  Unearned compensation                                        (2,148)     (2,279)
  Unrealized gain on securities available for sale                691         850
                                                             --------------------
      Total shareholders' equity                               61,729      62,104
                                                             --------------------
      Total liabilities and shareholders' equity             $333,846    $326,613
                                                             ====================
      Book value per share                                   $  11.41    $  11.28



INDUSTRIAL BANCORP, INC.
Consolidated Statements of Income
(Unaudited, $ in thousands except per share data)

                                                         Three months ended
                                                         3/31/97    3/31/96
                                                         -------    -------

Interest income
  Interest and fees on loans                             $6,122     $5,584
  Interest and dividends on investment securities           386        452
  Interest on deposits                                       73        308
                                                         -----------------
      Total interest income                               6,581      6,344

Interest expense
  Interest on deposits                                    3,093      2,832
  Interest on FHLB advances                                  94          -
                                                         -----------------
      Total interest expense                              3,187      2,832
                                                         -----------------

      Net interest income                                 3,394      3,512
Provision for loan losses                                    49         45
                                                         -----------------
  Net interest income after provision for loan losses     3,345      3,467

Noninterest income
  Service fees and other charges                            101         85
  Other                                                      10         11
                                                         -----------------
      Total noninterest income                              111         96

Noninterest expense
  Salaries and employee benefits                            782        761
  State franchise tax                                       214        206
  Federal deposit insurance premiums                         20        131
  Occupancy and equipment                                    81         81
  Data processing                                            98         90
  Depreciation                                               65         60
  Other                                                     305        335
                                                         -----------------
      Total noninterest expense                           1,565      1,664
                                                         -----------------

Income before income tax                                  1,891      1,899
Provision for income tax                                    671        645
                                                         -----------------

      Net income                                         $1,220     $1,254
                                                         =================

      Earnings per share                                 $ 0.24     $ 0.25



INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)

                                                                  Total
                                                              shareholders'
                                                                 equity
                                                              -------------

Balance at January 1, 1996                                      $ 81,055

Net income                                                         1,254
Capital distribution declared                                    (19,441)
 ($3.50 per share)
Cash dividends declared                                             (383)
 ($.075 per share)
Employee Stock Ownership Plan:
  Shares released                                                    132
Change in unrealized gain on securities available for sale           (79)
                                                                --------
Balance at March 31, 1996                                       $ 62,538
                                                                ========

Balance at January 1, 1997                                      $ 62,104

Net income                                                         1,220
Purchase of treasury stock                                        (1,202)
 (94,500 shares)
Cash dividends declared                                             (508)
 ($.12 per share)
Employee Stock Ownership Plan:
  Shares released                                                    143
Management Recognition Plan:
  Compensation earned                                                131
Change in unrealized gain on securities available for sale          (159)
                                                                --------
Balance at March 31, 1997                                       $ 61,729
                                                                ========


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

                                                         Three months ended
                                                         3/31/97    3/31/96

Cash flows from operating activities
Net income                                               $ 1,220    $  1,254
Adjustments to reconcile net income to net cash from
 operating activities                                       (281)       (691)
                                                         -------------------

      Net cash from operating activities                     939         563

Cash flows from investing activities
Net change in interest-bearing time deposits                   -     (10,000)
Purchases of investment securities available for sale     (2,997)     (3,910)
Proceeds from maturities of investment securities          3,000       3,000
Mortgage-backed securities principal repayments               32          63
Net increase in loans                                     (5,737)     (3,263)
Properties and equipment expenditures, net                   (15)       (326)
                                                         -------------------

      Net cash from investing activities                  (5,717)    (14,436)

Cash flows from financing activities
Net increase in deposits                                   1,929       3,537
Proceeds from FHLB advances                                6,000           -
Purchase of treasury stock                                (1,202)       (384)
Cash dividends paid                                         (548)          -
                                                         -------------------

      Net cash from financing activities                   6,179       3,153
                                                         -------------------

Net change in cash and cash equivalents                    1,401     (10,720)

Cash and cash equivalents at beginning of period           7,413      26,711
                                                         -------------------

Cash and cash equivalents at end of period               $ 8,814    $ 15,991
                                                         ===================



INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)


Summary of Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association), at March 31, 1997 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1996 Annual Report of Industrial Bancorp, Inc. The results of the three months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Earnings Per Share

      Earnings per common share for 1997 have been computed based on 5,091,300 and 5,117,051 weighted average number of common shares outstanding during the quarters ended March 31, 1997 and 1996, respectively. Employee Stock Ownership Plan shares that have been released, or committed to be released, to participants are considered outstanding for earnings per share purposes.


Commitments and Contingencies

      As of March 31, 1997, commitments to originate loans and loans in process to be funded in six months or less totaled $15.6 million.



INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition

      Total assets increased $7.2 million to $333.8 million at March 31, 1997 from $326.6 million at December 31, 1996. The increase in total assets is primarily attributable to $5.8 million growth in net loans receivable during the first three months of 1997. Cash and cash equivalents also increased to $8.8 million at March 31, 1997 from $7.4 million at December 31, 1996. Liquidity, which amounted to 5.6% at March 31, 1997, exceeded the regulatory requirement.

      Asset growth was funded by deposit growth of $1.9 million and $6.0 million in advances from the Federal Home Loan Bank. Total deposits were $261.0 million at March 31, 1997, compared to $259.1 million at December 31, 1996. The Company intends to continue to fund loan demand in excess of deposit growth with advances from the Federal Home Loan Bank. At March 31, 1997, the undisbursed portion of construction loans totaled $7.0 million.

      Despite net income of $1.2 million for the first quarter of 1997, total shareholders' equity decreased slightly to $61.7 million at March 31, 1997 from $62.1 million at December 31, 1996, primarily as a result of treasury share purchases. As part of the 5% repurchase program initiated late in 1996, the Company repurchased 94,500 shares during the quarter ended March 31, 1997 at an aggregate cost of $1.2 million.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at March 31, 1997:



    ($ in thousands)                                  Minimum Required For
                                     Actual         Capital Adequacy Purposes
--------------------------     -----------------    -------------------------

Total capital
 (to risk weighted assets)     $55,849    31.43%        $14,215    8.00%
------------------------------------------------------------------------
Core capital
 (to adjusted total assets)    $54,281    16.30%        $ 9,990    3.00%
------------------------------------------------------------------------
Tangible capital
 (to adjusted total assets)    $54,281    16.30%        $ 4,995    1.50%
------------------------------------------------------------------------

Results of Operations

      Net income for the three months ended March 31, 1997 was $1.22 million compared to $1.25 million for the same period in 1996. Net interest income was $118,000 less for the quarter ended March 31, 1997 than for the comparable period in 1996.

      Total interest income was $237,000 more for the quarter ended March 31, 1997 than for the same period in 1996. This increase was primarily the result of an increased average balance in net loans receivable, which resulted in a $538,000 increase in interest and fees on loans.

      Total interest expense was $355,000 more for the quarter ended March 31, 1997 than for the same period in 1996, due to marginally higher deposit rates paid on increased average interest-bearing deposit balances and due to the cost of Federal Home Loan Bank advances which were absent during the first quarter of 1996.

      The provision for loan losses was $49,000 for the three months ended March 31, 1997 compared to $45,000 for the comparable period in 1996, based upon management's assessment of reasonably foreseeable losses inherent in the portfolio for each period.

      Noninterest income for the quarter ended March 31, 1997 was $111,000, an increase of 16% over the $96,000 recorded for the same quarter in 1996, due primarily to higher service fee income on an increased average balance of deposits.

      Noninterest expense was $99,000 less for the quarter ended March 31, 1997 than for the same period in 1996. The primary reason for the decline is the reduced level of FDIC premiums being paid following, and as a result of, a special assessment levied in 1996 for the recapitalization of the Savings Association Insurance Fund. Salaries and employee benefits expense was $782,000 for the first quarter of 1997 compared to $761,000 for the first quarter of 1996, a result of a higher number of full-time equivalent employees and normal pay increases.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Other Information


Part II

Item 1.    Legal Proceedings
           -----------------

           Not applicable.

Item 2.    Changes in Securities
           ---------------------

           Not applicable.

Item 3.    Defaults upon Senior Securities
           -------------------------------

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not applicable.

Item 5.    Other Information
           -----------------

           On April, 3, 1997, the Company's Board of Directors declared a quarterly dividend of $0.12 per common share, an increase of $0.02 over the $0.10 per common share dividend declared in the prior quarter.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Exhibit 27 -- Financial Date Schedule



INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       4/25/97                         /s/ Lawrence R. Rhoades
Date:  ____________               By:  ________________________
                                       Lawrence R. Rhoades
                                       Chairman of the Board and
                                       Chief Financial Officer

       4/25/97                         /s/ David M. Windau
Date:  ____________               By:  ________________________
                                       David M. Windau
                                       President and
                                       Chief Executive Officer