Form 10-Q
period 1997-06-30
INDUSTRIAL BANCORP INC
filed 1997-08-04
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________


               0-26248                                31-1800830
-------------------------------------   ---------------------------------------
        (Commission File No.)                   (IRS Employer I.D. No.)


                           INDUSTRIAL BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                     OHIO
-------------------------------------------------------------------------------
                    (State of jurisdiction or incorporation)


                211 North Sandusky Street, Bellevue, Ohio 44811
-------------------------------------------------------------------------------
              (Address of principal executive office) (Zip Code)


                                (419) 483-3375
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                       Outstanding as of July 31, 1997:

                     5,276,775 common shares, no par value



INDUSTRIAL BANCORP, INC.
Form 10-Q
For  the Quarter ended June 30, 1997



Part I -  Financial Information

Item 1:   Financial Statements
-------

          Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

          Consolidated Balance Sheets.......................................  3

          Consolidated Statements of Income.................................  4

          Consolidated Statements of Shareholders' Equity...................  5

          Condensed Consolidated Statements of Cash Flow....................  6

          Notes to Consolidated Financial Statements........................  7


Item 2:   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations.............................................  8


Part II - Other Information................................................. 11

Signatures.................................................................. 12


        2.


INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)

                                                                 6/30/97      12/31/96
                                                                ---------     ---------

ASSETS
Cash and noninterest-bearing deposits                           $     875     $   1,312
Interest-bearing demand deposits                                    4,597         2,101
Overnight deposits                                                  6,000         4,000
                                                                -----------------------
      Cash and cash equivalents                                    11,472         7,413
Investment securities available for sale, at fair value            23,582        23,236
Investment securities held to maturity (fair value:
 1997--$534; 1996--$608)                                              495           561
Federal Home Loan Bank stock                                        2,833         2,645
Loans receivable, net                                             300,996       285,803
Office properties and equipment, net                                4,959         5,029
Accrued interest receivable                                         2,023         1,784
Other assets                                                          236           142
                                                                -----------------------
      Total assets                                              $ 346,596     $ 326,613
                                                                =======================

LIABILITIES
Deposits                                                        $ 264,791     $ 259,074
Federal Home Loan Bank advances                                    18,000         2,000
Accrued interest payable and other liabilities                      2,453         3,435
                                                                -----------------------
      Total liabilities                                           285,244       264,509
                                                                -----------------------

SHAREHOLDERS'EQUITY
Common stock, no par value, 10,000,000 shares authorized;
 5,554,500 shares issued                                           34,669        34,669
Additional paid-in capital                                          1,732         1,669
Retained earnings                                                  33,211        31,803
Treasury stock, at cost: 277,725 shares at 6/30/97,
 50,000 shares at 12/31/96                                         (3,545)         (634)
Unearned employee stock ownership plan shares                      (3,751)       (3,974)
Unearned compensation                                              (2,017)       (2,279)
Unrealized gain on securities available for sale                    1,053           850
                                                                -----------------------
      Total shareholders' equity                                   61,352        62,104
                                                                -----------------------
      Total liabilities and shareholders' equity                $ 346,596     $ 326,613
                                                                =======================

      Book value per share                                      $   11.63     $   11.28


        3.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Income
(Unaudited, $ in thousands except per share data)

                                                            Three months ended       Six months ended
                                                            ------------------     --------------------
                                                            6/30/97    6/30/96     6/30/97     6/30/96
                                                            -------    -------     --------    --------

Interest income
  Interest and fees on loans                                $ 6,325    $ 5,717     $ 12,447    $ 11,301
  Interest and dividends on investment securities               414        463          801         915
  Interest on deposits                                          107        197          180         505
                                                            -------------------------------------------
      Total interest income                                   6,846      6,377       13,428      12,721

Interest expense
  Interest on deposits                                        3,194      2,887        6,287       5,719
  Interest on FHLB advances                                     229         --          323          --
                                                            -------------------------------------------
      Total interest expense                                  3,423      2,887        6,610       5,719
                                                            -------------------------------------------

      Net interest income                                     3,423      3,490        6,818       7,002
Provision for loan losses                                        47         45           96          90
                                                            -------------------------------------------
      Net interest income after provision for loan losses     3,376      3,445        6,722       6,912

Noninterest income
  Service fees and other charges                                101         88          203         173
  Other                                                          10         11           20          22
                                                            -------------------------------------------
      Total noninterest income                                  111         99          223         195

Noninterest expense
  Salaries and employee benefits                                717        708        1,500       1,469
  State franchise tax                                           164        209          378         415
  Federal deposit insurance premiums                             42        137           52         268
  Occupancy and equipment                                        86         85          166         166
  Data processing                                                85         86          184         176
  Depreciation                                                   70         63          135         123
  Other                                                         366        370          681         705
                                                            -------------------------------------------
      Total noninterest expense                               1,530      1,658        3,096       3,322
                                                            -------------------------------------------

Income before income tax                                      1,957      1,886        3,849       3,785
Provision for income tax                                        674        637        1,346       1,282
                                                            -------------------------------------------

      Net income                                            $ 1,283    $ 1,249     $  2,503    $  2,503
                                                            ===========================================

      Earnings per share                                    $  0.26    $  0.24     $   0.50    $   0.49


        4.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders'Equity
(Unaudited, $ in thousands)

                                                                    Total
                                                                shareholders'
                                                                   equity
                                                                -------------

Balance at January 1, 1996                                        $ 81,055

Net income                                                           2,503
Capital distribution declared                                      (19,441)
   ($3.50 per share)
Cash dividends declared                                               (767)
   ($.15 per share)
Employee Stock Ownership Plan:
   Shares released                                                     217
Management Recognition Plan:
   Shares purchased                                                 (2,630)
Change in unrealized gain on securities available for sale            (138)
                                                                  --------
Balance at June 30, 1996                                          $ 60,799
                                                                  ========

Balance at January 1, 1997                                        $ 62,104

Net income                                                           2,503
Purchase of treasury stock                                          (2,911)
   (227,725 shares)
Cash dividends declared                                             (1,096)
   ($.22 per share)
Employee Stock Ownership Plan:
   Shares released                                                     286
Management Recognition Plan:
   Compensation earned                                                 263
Change in unrealized gain on securities available for sale             203
                                                                  --------
Balance at June 30, 1997                                          $ 61,352
                                                                  ========


        5.


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)


                                                              Six months ended
                                                          ------------------------
                                                           6/30/97        6/30/96
                                                          ---------      ---------

Cash flows from operating activities
Net income                                                $  2,503       $  2,503
Adjustments to reconcile net income to net cash
 from operating activities                                  (1,083)          (784)
                                                          -----------------------
      Net cash from operating activities                     1,420          1,719

Cash flows from investing activities
Investment securities available for sale:
   Purchases                                                (6,004)        (3,910)
   Proceeds from maturities                                  6,000          5,000
Mortgage-backed securities principal repayments                 66            105
Net increase in loans                                      (14,976)        (8,986)
FHLB stock purchases                                           (92)           (69)
Properties and equipment expenditures, net                     (65)          (466)
                                                          -----------------------
      Net cash from investing activities                   (15,071)        (8,326)

Cash flows from financing activities
Capital distribution to shareholders                            --        (19,441)
Purchase of Management Recognition Plan shares                  --         (2,630)
Net increase in deposits                                     5,717         11,105
Proceeds from FHLB advances                                 18,000             --
Repayments of FHLB advances                                 (2,000)            --
Purchase of treasury stock                                  (2,911)            --
Cash dividends paid                                         (1,096)          (766)
                                                          -----------------------
      Net cash from financing activities                    17,710        (11,732)
                                                          -----------------------

Net change in cash and cash equivalents                      4,059        (18,339)

Cash and cash equivalents at beginning of period             7,413         26,711
                                                          -----------------------
Cash and cash equivalents at end of period                $ 11,472       $  8,372
                                                          =======================


        6.


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)


Summary of Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at June 30, 1997 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1996 Annual Report of Industrial Bancorp, Inc. The results of the six months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Earnings Per Share

      Earnings per common share for 1997 have been computed based on 4,953,418 and 5,021,980 weighted average number of common shares outstanding during the quarter and six months ended June 30, 1997, respectively. Employee Stock Ownership Plan shares that have been released, or committed to be released, to participants are considered outstanding for earnings per share purposes.

Commitments and Contingencies

      As of June 30, 1997, commitments to originate loans and loans in process to be funded in six months or less totaled $15.6 million.


        7.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

      Total assets increased $20.0 million to $346.6 million at June 30, 1997 from $326.6 million at December 31, 1996. The increase in total assets is primarily attributable to $15.2 million growth in net loans receivable during the first six months of 1997. Cash and cash equivalents also increased to $11.5 million at June 30, 1997 from $7.4 million at December 31, 1996. Liquidity, which amounted to 5.9% at June 30, 1997, exceeded the regulatory requirement.

      Asset growth was funded by deposit growth of $5.7 million and $16.0 million in additional advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Total deposits were $264.8 million at June 30, 1997, compared to $259.1 million at December 31, 1996. The Company intends to continue to fund loan demand in excess of deposit growth with advances from the FHLB. At June 30, 1997, the undisbursed portion of construction loans totaled $10.7 million.

      Despite net income of $2.5 million for the first six months of 1997, total shareholders' equity decreased slightly to $61.4 million at June 30, 1997 from $62.1 million at December 31, 1996, primarily as a result of treasury share purchases. The Company completed its 5% repurchase program initiated late in 1996 by repurchasing 227,725 shares during the six months ended June 30, 1997 at an aggregate cost of $2.9 million.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at June 30, 1997:


($ in thousands)


                                                       Minimum Required For
                                      Actual         Capital Adequacy Purposes
                                 ----------------    -------------------------

Total capital
 (to risk weighted assets)       $57,504   31.50%        $14,619    8.00%

Core capital
 (to adjusted total assets)      $55,884   16.18%        $10,359    3.00%

Tangible capital
 (to adjusted total assets)      $55,884   16.18%        $ 5,180    1.50%


        8.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Net income for the three and six months ended June 30, 1997 was $1.28 million and $2.50 million, respectively, compared to $1.25 million and $2.50 million for the same periods in 1996. Net interest income was $67,000 and $184,000 less for the three and six months ended June 30, 1997, respectively, than for the comparable periods in 1996. Interest earned on short-term deposits preceding the $19.4 million return of capital in May of 1996 and interest paid on an increasing amount of FHLB advances during the first half of 1997 are the primary reasons for the decline in net interest income.

      Total interest income was $469,000 and $707,000 more for the three and six months ended June 30, 1997, respectively, than for the comparable periods in 1996. These increases were primarily the result of an increased average balance in net loans receivable, which resulted in increases of $608,000 and $1.15 million in interest and fees on loans for the three and six months ended June 30, 1997, respectively. Interest on deposits with other financial institutions amounted to $505,000 for the six months ended June 30, 1996 compared to $180,000 for the comparable period in 1997, as a result of the investment in short-term funds preceding the $19.4 million special return of capital distribution in May of 1996.

      Total interest expense was $536,000 and $891,000 more for the three and six months ended June 30, 1997, respectively, than for the same periods in 1996. Higher rates of interest paid on increased average interest-bearing deposit balances have driven the interest paid on deposits higher by $307,000 and $568,000 for the three and six months ended June 30, 1997, respectively, than for the comparable periods in 1996. The cost of FHLB advances, which were absent during the first half of 1996, amounted to $229,000 and $323,000 for the three and six months ended June 30, 1997, respectively.

      The provision for loan losses was $47,000 and $96,000 for the three and six months ended June 30, 1997, respectively, based upon management's assessment of reasonably foreseeable losses inherent in the portfolio for each period.

      Noninterest income for the three and six months ended June 30, 1997 was $111,000 and $223,000, respectively, compared to $99,000 and $195,000 recorded for the same periods in 1996, due primarily to higher service fee income on an increased average balance of deposits.


        9.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


      Noninterest expense was $128,000 and $226,000 less for the three and six months ended June 30, 1997, respectively, than for the comparable periods in 1996. The primary reason for the decline is the reduced level of federal deposit insurance premiums being paid as a result of the 1996 recapitalization of the Savings Association Insurance Fund. Federal deposit insurance premiums amounted to $42,000 and $52,000 for the three and six months ended June 30, 1997, respectively, compared to $137,000 and $268,000 for the comparable periods in 1996.

      Salaries and employee benefits expense was $717,000 and $1.50 million for the first three and six months of 1997, respectively, compared to $708,000 and $1.47 million for the comparable periods in 1996, a result of a higher number of full-time equivalent employees and normal pay increases.


       10.


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

Item 5.  Other Information
         -----------------

         On June 18, 1997, the Company announced its intention to repurchase 5% of its outstanding common shares. The Office of Thrift Supervision has approved the repurchase, on the open market, of up to 263,839 of its common shares during the twelve month period beginning August 1, 1997.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Not applicable.


       11.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:      7/31/97               By:  /s/ Lawrence R. Rhoades
      -----------------               ------------------------------
                                      Lawrence R. Rhoades
                                      Chairman of the Board and Chief Financial
                                      Officer


Date:      7/31/97               By:  /s/ David M. Windau
      -----------------               ------------------------------
                                      David M. Windau
                                      President and Chief Executive Officer


12.