Form 10-Q
period 1997-09-30
INDUSTRIAL BANCORP INC
filed 1997-11-12
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

               0-26248                                 34-1800830
-------------------------------------     -------------------------------------
        (Commission File No.)                    (IRS Employer I.D. No.)


                           INDUSTRIAL BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                                     OHIO
-------------------------------------------------------------------------------
                    (State of jurisdiction or incorporation)


  211 North Sandusky Street, Bellevue, Ohio                   44811
---------------------------------------------    ------------------------------
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

                      Outstanding as of November 4, 1997:

                     5,152,800 common shares, no par value

INDUSTRIAL BANCORP, INC.
Form 10-Q
For  the Quarter ended September 30, 1997



Part I - Financial Information

Item 1:  Financial Statements

         Interim financial information required by Rule 10-01 of Regulation
         S-X is included in this Form 10-Q as referenced below:

         Consolidated Balance Sheets                                          3

         Consolidated Statements of Income                                    4

         Consolidated Statements of Shareholders' Equity                      5

         Condensed Consolidated Statements of Cash Flow                       6

         Notes to Consolidated Financial Statements                           7

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8


Part II - Other Information                                                  11

Signatures                                                                   12

INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)


                                                              09/30/97     12/31/96
                                                              ---------    ---------

ASSETS
Cash and noninterest-bearing deposits                         $   1,347    $   1,312
Interest-bearing demand deposits                                  1,352        2,101
Overnight deposits                                                6,000        4,000
                                                              ----------------------
  Cash and cash equivalents                                       8,699        7,413
Investment securities available for sale, at fair value          23,707       23,236
Investment securities held to maturity
 (fair value: 1997 -- $511; 1996 -- $608)                           472          561
Federal Home Loan Bank stock                                      2,885        2,645
Loans receivable, net                                           311,118      285,803
Office properties and equipment, net                              5,026        5,029
Accrued interest receivable                                       1,947        1,784
Other assets                                                        262          142
                                                              ----------------------
      Total assets                                            $ 354,116    $ 326,613
                                                              ======================

LIABILITIES
Deposits                                                      $ 269,565    $ 259,074
Federal Home Loan Bank advances                                  21,000        2,000
Accrued interest payable and other liabilities                    2,703        3,435
                                                              ----------------------
      Total liabilities                                         293,268      264,509

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                             34,669       34,669
Additional paid-in capital                                        1,791        1,669
Retained earnings                                                33,858       31,803
Treasury stock, at cost: 381,700 shares at 9/30/97,
 50,000 shares at 12/31/96                                       (5,074)        (634)
Unearned employee stock ownership plan shares                    (3,640)      (3,974)
Unearned compensation                                            (1,885)      (2,279)
Unrealized gain on securities available for sale                  1,129          850
                                                              ----------------------
      Total shareholders' equity                                 60,848       62,104
                                                              ----------------------
      Total liabilities and shareholders' equity              $ 354,116    $ 326,613
                                                              ======================

      Book value per share                                    $   11.76    $   11.28

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Income
(Unaudited, $ in thousands except per share data)

                                                             Three months ended      Nine months ended
                                                            --------------------    -------------------
                                                            09/30/97    09/30/96    09/30/97   09/30/96
                                                            --------    --------    --------   --------

Interest income
  Interest and fees on loans                                $ 6,544     $ 5,816     $ 18,992   $ 17,117
  Interest and dividends on investment securities               402         443        1,202      1,358
  Interest on deposits                                          138          73          319        578
                                                            -------------------------------------------
      Total interest income                                   7,084       6,332       20,513     19,053

Interest expense
  Interest on deposits                                        3,330       3,011        9,617      8,730
  Interest on FHLB advances                                     327           -          650          -
                                                            -------------------------------------------
      Total interest expense                                  3,657       3,011       10,267      8,730
                                                            -------------------------------------------

      Net interest income                                     3,427       3,321       10,246     10,323
Provision for loan losses                                        45          45          141        135
                                                            -------------------------------------------
  Net interest income after provision for loan losses         3,382       3,276       10,105     10,188

Noninterest income
  Service fees and other charges                                112          95          315        268
  Other                                                           8           9           28         31
                                                            -------------------------------------------
      Total noninterest income                                  120         104          343        299

Noninterest expense
  Salaries and employee benefits                                814       2,346        2,314      3,814
  State franchise tax                                           192         208          570        623
  Federal deposit insurance premiums                             41       1,651           93      1,919
  Occupancy and equipment                                        95          80          262        246
  Data processing                                                91          90          275        266
  Depreciation                                                   74          75          209        198
  Other                                                         323         337        1,004      1,042
                                                            -------------------------------------------
      Total noninterest expense                               1,630       4,787        4,727      8,108
                                                            -------------------------------------------

Income before income tax                                      1,872      (1,407)       5,721      2,379
Provision for income tax                                        642          55        1,988      1,337
                                                            -------------------------------------------

      Net income                                            $ 1,230     $(1,462)    $  3,733   $  1,042
                                                            ===========================================

      Earnings per share                                    $  0.25     $ (0.29)    $   0.75   $   0.20

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)

                                                                        Total
                                                                    shareholders'
                                                                       equity
                                                                    -------------

Balance at January 1, 1996                                            $ 81,055

Net income                                                               1,042
Capital distribution declared                                          (19,441)
  ($3.50 per share)
Cash dividends declared                                                 (1,278)
  ($.25 per share)
Employee Stock Ownership Plan:
  Accounting for capital distribution on unallocated shares              1,553
  Shares released                                                          371
Management Recognition Plan:
  Shares purchased                                                      (2,630)
Change in unrealized gain on securities available for sale                 (31)
                                                                      --------
Balance at September 30, 1996                                         $ 60,641
                                                                      ========

Balance at January 1, 1997                                            $ 62,104

Net income                                                               3,733
Purchase of treasury stock                                              (4,440)
  (331,700 shares)
Cash dividends declared                                                 (1,678)
  ($.34 per share)
Employee Stock Ownership Plan:
  Shares released                                                          456
Management Recognition Plan:
  Compensation earned                                                      394
Change in unrealized gain on securities available for sale                 279
                                                                      --------
Balance at September 30, 1997                                         $ 60,848
                                                                      ========

INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)


                                                                   Nine months ended
                                                                 ----------------------
                                                                 09/30/97     09/30/96
                                                                 ---------    ---------

Cash flows from operating activities
Net income                                                       $  3,733     $  1,042
Adjustments to reconcile net income to net cash from
 operating activities                                                (595)       2,077
                                                                 ---------------------

      Net cash from operating activities                            3,138        3,119

Cash flows from investing activities
Investment securities available for sale:
  Purchases                                                        (9,033)      (5,910)
  Proceeds from maturities                                          9,000        7,500
Mortgage-backed securities principal repayments                        90          152
FHLB stock purchases                                                  (92)         (69)
Properties and equipment expenditures, net                           (206)        (555)
                                                                 ---------------------

      Net cash from investing activities                          (25,225)     (16,736)

Cash flows from financing activities
Capital distribution to shareholders                                    -      (19,071)
Purchase of Management Recognition Plan shares                          -       (2,630)
Net increase in deposits                                           10,491       16,219
Proceeds from FHLB advances                                        25,000            -
Repayments of FHLB advances                                        (6,000)           -
Purchase of treasury stock                                         (4,440)           -
Cash dividends paid                                                (1,678)      (1,150)
                                                                 ---------------------

      Net cash from financing activities                           23,373       (6,632)
                                                                 ---------------------

Net change in cash and cash equivalents                             1,286      (20,249)

Cash and cash equivalents at beginning of period                    7,413       26,711
                                                                 ---------------------

Cash and cash equivalents at end of period                       $  8,699     $  6,462
                                                                 =====================

INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)


Summary of  Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at September 30, 1997 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1996 Annual Report of Industrial Bancorp, Inc. The results of the nine months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Earnings Per Share

      Earnings per common share for 1997 have been computed based on 4,918,115 and 4,988,083 weighted average number of common shares outstanding during the quarter and nine months ended September 30, 1997, respectively. Earnings per common share for 1996 have been computed based on 5,138,568 and 5,127,345 weighted average number of common shares outstanding during the quarter and nine months ended September 30, 1996, respectively. Employee Stock Ownership Plan shares that have been released, or committed to be released, to participants are considered outstanding for earnings per share purposes.


Commitments and Contingencies

      As of September 30, 1997, commitments to originate loans and loans in process to be funded in six months or less totaled $18.5 million.

INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
-------------------

      Total assets increased $27.5 million to $354.1 million at September 30, 1997 from $326.6 million at December 31, 1996. The increase in total assets is primarily attributable to $25.3 million growth in net loans receivable during the first nine months of 1997. Cash and cash equivalents also increased to $8.7 million at September 30, 1997 from $7.4 million at December 31, 1996. Liquidity, which amounted to 5.68% at September 30, 1997, exceeded the regulatory requirement.

      Asset growth was funded by deposit growth of $10.5 million and $19.0 million in additional advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Total deposits were $269.6 million at September 30, 1997, compared to $259.1 million at December 31, 1996. The Company intends to continue to fund loan demand in excess of deposit growth with advances from the FHLB. At September 30, 1997, the undisbursed portion of construction loans totaled $9.9 million.

      Despite net income of $3.7 million for the first nine months of 1997, total shareholders' equity decreased slightly to $60.8 million at September 30, 1997 from $62.1 million at December 31, 1996, primarily as a result of treasury share purchases. The Company has repurchased 331,700 shares of its common stock through the first nine months of 1997, at a cost of $4.4 million. These repurchases include 123,975 shares acquired as part of the Company's second 5% buyback program initiated in August 1997.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at September 30, 1997:


($ in thousands)
                                                                         Minimum Required For
                                                      Actual           Capital Adequacy Purposes
                                                ------------------     -------------------------

Total capital (to risk weighted assets)         $ 57,100    30.02%        $ 15,215     8.00%
Core capital (to adjusted total assets)         $ 55,451    15.72%        $ 10,581     3.00%
Tangible capital (to adjusted total assets)     $ 55,451    15.72%        $  5,290     1.50%

INDUSTRIAL BANCORP, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

      Net income for the three and nine months ended September 30, 1997 was $1.2 million and $3.7 million, respectively. Accounting for two significant events during the third quarter of 1996 caused the Company to record a net loss of $1.5 million and net income of $1.0 million for the three months and nine months ended September 30, 1996, respectively. These events consist of a special assessment levied by the Federal Deposit Insurance Corporation ("FDIC") upon institutions with deposits insured through the Savings Association Insurance Fund ("SAIF") amounted to a pre-tax expense of $1.5 million and an expense related to the 1996 return of capital related to unallocated ESOP shares amounted to $1.5 million during the quarter ended September 30, 1996.

      Net interest income was $106,000 more and $77,000 less for the three and nine months ended September 30, 1997, respectively, than for the comparable periods in 1996. Interest earned on short-term deposits preceding the $19.4 million return of capital in May of 1996 and interest paid on an increasing amount of FHLB advances are the primary reasons for the decline in net interest income during the first nine months of 1997.

      Total interest income was $752,000 and $1.5 million more for the three and nine months ended September 30, 1997, respectively, than for the comparable periods in 1996. These increases were primarily the result of an increased average balance in net loans receivable, which resulted in increases of $728,000 and $1.9 million in interest and fees on loans for the three and nine months ended September 30, 1997, respectively. Interest on deposits with other financial institutions amounted to $578,000 for the nine months ended September 30, 1996 compared to $319,000 for the comparable period in 1997, as a result of the investment in short-term funds preceding the $19.4 million special return of capital distribution in May of 1996.

      Total interest expense was $646,000 and $1.5 million more for the three and nine months ended September 30, 1997, respectively, than for the same periods in 1996. Somewhat higher rates of interest paid on increased average interest-bearing deposit balances have driven the interest paid on deposits higher by $319,000 and $887,000 for the three and nine months ended September 30, 1997, respectively, than for the comparable periods in 1996. The cost of FHLB advances, of which the Association had none during the first nine months of 1996, amounted to $327,000 and $650,000 for the three and nine months ended September 30, 1997, respectively.

INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


      The provision for loan losses was $45,000 and $141,000 for the three and nine months ended September 30, 1997, respectively, based upon management's assessment of reasonably foreseeable losses inherent in the loan portfolio for each period.

      Noninterest income for the three and nine months ended September 30, 1997 was $120,000 and $343,000, respectively, compared to $104,000 and $299,000 recorded for the same periods in 1996, due primarily to higher service fee income on an increased average balance of deposits.

      Noninterest expense was $1.6 million and $4.7 million for the three and nine months ended September 30, 1997, respectively, compared to $4.8 million and $8.1 million for the three and nine months ended September 30, 1996, respectively. Noninterest expense in 1996 included a combined $3.0 million of expense for the FDIC special assessment and ESOP expense related to the 1996 return of capital. Excluding, and due to, the assessment for the SAIF recapitalization in 1996, the level of federal deposit insurance premiums has been reduced to $41,000 for the third quarter of 1997 from $140,000 for the comparable quarter in 1996.

      Salaries and employee benefits expense for the quarter and nine months ended September 30, 1997 amounted to $814,000 and $2.3 million, respectively, compared to $2.3 million and $3.8 million for the quarter and nine months ended September 30, 1996, respectively, which included $1.5 million of ESOP expense related to the 1996 return of capital.

INDUSTRIAL BANCORP, INC.
Form 10-Q
Other Information



Part II

Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            On October 2, 1997, the Company's Board of Directors declared a quarterly dividend of $0.14 per common share, an increase of $0.02 over the $0.12 per common share dividend declared in the prior quarter.

Item 6.     Exhibits and Reports on Form 8-K

            Not applicable.

INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    11/4/97  By:      /s/ Lawrence R. Rhoades
         ------------      -----------------------
                           Lawrence R. Rhoades
                           Chairman of the Board and
                           Chief Financial Officer


Date:    11/4/97  By:      /s/ David M. Windau
         ------------      ------------------------
                           David M. Windau
                           President and
                           Chief Executive Officer