Form 10-Q/A
period 1997-09-30
INDUSTRIAL BANCORP INC
filed 1997-11-13
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q/A


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

                      Outstanding as of November 4, 1997:

                     5,152,800 common shares, no par value

INDUSTRIAL BANCORP, INC.
Form 10-Q/A
For  the Quarter ended September 30, 1997



Part I - Financial Information

Item 1:  Financial Statements

         Interim financial information required by Rule 10-01 of Regulation
         S-X is included in this Form 10-Q/A as referenced below:

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
                                                                      ========

INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)


                                                                   Nine months ended
                                                                 ----------------------
                                                                 09/30/97     09/30/96
                                                                 ---------    ---------

Cash flows from operating activities
Net income                                                       $  3,733     $  1,042
Adjustments to reconcile net income to net cash from
 operating activities                                                (595)       2,077
                                                                 ---------------------

      Net cash from operating activities                            3,138        3,119

Cash flows from investing activities
Investment securities available for sale:
  Purchases                                                        (9,033)      (5,910)
  Proceeds from maturities                                          9,000        7,500
Mortgage-backed securities principal repayments                        90          152

Net increase in loans                                             (24,984)     (17,854)

FHLB stock purchases                                                  (92)         (69)
Properties and equipment expenditures, net                           (206)        (555)
                                                                 ---------------------

      Net cash from investing activities                          (25,225)     (16,736)

Cash flows from financing activities
Capital distribution to shareholders                                    -      (19,071)
Purchase of Management Recognition Plan shares                          -       (2,630)
Net increase in deposits                                           10,491       16,219
Proceeds from FHLB advances                                        25,000            -
Repayments of FHLB advances                                        (6,000)           -
Purchase of treasury stock                                         (4,440)           -
Cash dividends paid                                                (1,678)      (1,150)
                                                                 ---------------------

      Net cash from financing activities                           23,373       (6,632)
                                                                 ---------------------

Net change in cash and cash equivalents                             1,286      (20,249)

Cash and cash equivalents at beginning of period                    7,413       26,711
                                                                 ---------------------

Cash and cash equivalents at end of period                       $  8,699     $  6,462
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


Date:    11/12/97  By:      /s/ Lawrence R. Rhoades
         ------------      -----------------------
                           Lawrence R. Rhoades
                           Chairman of the Board and
                           Chief Financial Officer


Date:    11/12/97  By:      /s/ David M. Windau
         ------------      ------------------------
                           David M. Windau
                           President and
                           Chief Executive Officer