Form 10-K
period 1997-12-31
INDUSTRIAL BANCORP INC
filed 1998-03-30
CIK 942899

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ____________to _____________

                      Commission File Number: 0-026248

                          INDUSTRIAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Ohio                                   34-1800830
-------------------------------                ----------------------
(State or other jurisdiction of                   I.R.S. Employer
 incorporation or organization)                Identification Number)

211 North Sandusky Street, Bellevue, Ohio                44811
-----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

                Registrant's telephone number: (419) 483-3375
                                               --------------

         Securities registered pursuant to Section 12(b) of the Act:

           None                                  None
     ----------------         -------------------------------------------
     (Title of Class)         (Name of each exchange on which registered)


         Securities registered pursuant to Section 12(g) of the Act:

                    Common shares, no par value per share
                    -------------------------------------
                              (Title of Class)

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the
past 90 days.  Yes X   No
                  ---    ---

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq National Market as of March 17, 1998, was $80,275,743. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of March 17, 1998, there were 5,077,800 of the Registrant's Common Shares issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-K - Portions of 1997 Annual Report to Shareholders
             Part III of Form 10-K - Portions of Proxy Statement
                 for the 1998 Annual Meeting of Shareholders


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

      The Association conducts business from its main office at 211 N. Sandusky Street in Bellevue, Ohio, its nine branch offices and its one loan production office in the Northern Ohio communities of Ashland, Bellevue, Clyde, Findlay, Fremont, Mansfield, Norwalk, Sandusky, Tiffin and Willard. The Association is principally engaged in the business of originating construction and permanent mortgage loans secured by first mortgages on one- to four-family residential real estate located in the Association's primary market area, which consists of the seven Ohio counties in which its offices are located: Ashland, Erie, Hancock, Huron, Richland, Sandusky and Seneca. The Association also originates construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area. In addition to real estate lending, the Association originates a limited number of commercial loans and secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits and loan principal repayments. Advances from the FHLB of Cincinnati are also utilized as an additional source of funds.

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

Market Area

      The Association conducts business from its main office in Bellevue, Ohio, and its nine branch offices in Bellevue and the northern Ohio cities of Ashland, Clyde, Findlay, Fremont, Norwalk, Sandusky, Tiffin and Willard. The Association's primary market area for lending and deposit activity consists of the six counties in which the Association has its branch offices. The Association's lending activity also reaches into Richland County through a loan production office in Mansfield, Ohio.

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

      Loan Portfolio Composition. The following table presents certain information in respect of the composition of the Association's loan portfolio at the dates indicated:

                                                                         At December 31,
                                --------------------------------------------------------------------------------------------------
                                       1997                1996                1995                1994                1993
                                ------------------  ------------------  ------------------  ------------------  ------------------

                                           Percent             Percent             Percent             Percent             Percent
                                          of total            of total            of total            of total            of total
                                 Amount    loans     Amount    loans     Amount    loans     Amount    loans     Amount    loans
                                --------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Real estate loans:
  One- to four-family           $278,438    85.00%  $248,694    85.35%  $226,868    85.90%  $207,943    86.61%  $180,580    86.38%
  Home equity                     15,407     4.70     11,651     4.00      8,546     3.24      5,509     2.29      4,179     2.00
  Multifamily                      8,170     2.49      9,028     3.10      8,213     3.11      8,019     3.35      8,584     4.10
  Nonresidential                  10,521     3.21      8,842     3.03      9,100     3.45      6,511     2.71      7,171     3.43
  Construction (1)                10,341     3.16      8,765     3.01      6,746     2.55      7,187     2.99      3,799     1.82
                                -------------------------------------------------------------------------------------------------
    Total real estate loans      322,877    98.56    286,980    98.49    259,473    98.25    235,169    97.95    204,313    97.73

Commercial loans                     297     0.09        398     0.14        585     0.22        666     0.28        567     0.27

Consumer loans:
  Education loans                  1,155     0.35      1,268     0.44      1,456     0.55      1,650     0.68      1,729     0.83
  Loans on deposits                1,258     0.39      1,087     0.37        987     0.38      1,032     0.43      1,071     0.51
  Automobile loans                 1,189     0.36        773     0.27        826     0.31        807     0.34        608     0.29
  Other consumer loans               806     0.25        831     0.29        771     0.29        763     0.32        777     0.37
                                -------------------------------------------------------------------------------------------------
    Total consumer loans           4,408     1.35      3,959     1.37      4,040     1.53      4,252     1.77      4,185     2.00
                                -------------------------------------------------------------------------------------------------
Total loans                      327,582   100.00%   291,337   100.00%   264,098   100.00%   240,087   100.00%   209,065   100.00%
                                           ======              ======              ======              ======              ======
  Less:
    Deferred loan origination
     fees                         (4,171)             (3,977)             (3,598)             (3,341)             (3,063)
    Allowance for loan losses     (1,742)             (1,557)             (1,376)             (1,209)             (1,001)
                                --------            --------            --------            --------            --------
      Net loans                 $321,669            $285,803            $259,124            $235,537            $205,001
                                ========            ========            ========            ========            ========

--------------------
<F1>    Net of the undisbursed portion of construction loans.

      Loan Maturity. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity.
Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                                                               Due in years
                                   ---------------------------------------------------------------------
                                                                 2001      2003       2008       2018
                                                                 and      through    through      and
                                    1998       1999     2000     2002      2004       2017       after       Total
                                   ---------------------------------------------------------------------------------
                                                                    (In thousands)

Real estate loans:
  One- to four-family              $ 1,138    $  313    $385    $3,731    $23,430    $81,634    $167,807    $278,438
  Home equity                       15,407         -       -         -          -          -           -      15,407
  Multifamily and nonresidential       392       300      37     1,085      1,498     11,413       3,966      18,691
  Construction                       1,697        55       -        33         88      1,295       7,173      10,341
Commercial loans                       217         -      19         -         15         46           -         297
Consumer loans                       1,695       473     531       824        672        213           -       4,408
                                   ---------------------------------------------------------------------------------
    Total                          $20,546    $1,141    $972    $5,673    $25,703    $94,601    $178,946    $327,582
                                   =================================================================================

      The following table sets forth the dollar amount of all loans which will become due more than one year from December 31, 1997, and which have predetermined interest rates or adjustable interest rates:

                                       Due more than one year after
                                             December 31, 1997
                                       ----------------------------
                                              (In thousands)

          Fixed interest rates                   $206,942
          Adjustable interest rates               100,094
                                                 --------
                                                 $307,036
                                                 ========

      Loans Secured by One- to Four-Family Real Estate. The principal lending activity of the Association is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within the Association's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At December 31, 1997, the Association's one- to four-family residential real estate loan portfolio was $278.4 million, or 85% of total loans.

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

      Home Equity Loans. In recent years, lines of credit secured by the equity in a borrower's principal residence have become increasingly popular. The Association offers home equity lines of credit in an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 95% of the appraised value of the real estate. The Association's home equity loans have terms of up to 30 years. The borrower can draw on the line of credit during the first 15 years and must repay the loan during the second 15 years. Home equity loans are typically secured by a second mortgage on the real estate. The Association frequently holds the first mortgage, although the Association will make home equity loans in cases where another lender holds the first mortgage. The interest rates charged by the Association on home equity loans adjust quarterly and are tied to the composite prime rate of 75% of the thirty largest U.S. banks, as published in The Wall Street Journal.

      At December 31, 1997, the Association had $15.4 million, or 4.70% of total loans, in home equity loans.

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

      At December 31, 1997, loans secured by multifamily properties totaled $8.2 million, or 2.49% of total loans.

      Loans Secured by Nonresidential Real Estate. At December 31, 1997, $10.5 million, or 3.21%, of the Association's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have adjustable rates, terms of up to 25 years and LTVs of up to 75%. Among the properties securing nonresidential real estate loans are office buildings and motel and retail properties located in the Association's primary market area. For the last five years, the amount of the Association's nonresidential real estate loans as a percent of total loans has ranged from a low of 2.71% at December 31, 1994, to a high of 3.45% at December 31, 1995.

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

      Construction Loans. The Association makes loans for the construction of single-family houses, multifamily properties and nonresidential real estate projects. At December 31, 1997, the Association's loan portfolio included $10.3 million in construction loans, or 3.16% of total loans, net of undisbursed proceeds.

      The Association's construction loan portfolio at December 31, 1997, consisted primarily of loans to individuals and builders for the construction and permanent financing of single-family residences. Such loans are offered with fixed or adjustable rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. At December 31, 1997, loans for the construction of nonresidential real estate totaled $376,000.

      Construction loans, particularly loans involving nonresidential real estate, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, the Association would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. All of the Association's construction loans are secured by property in the Association's primary market area.

      Commercial Loans. The Association occasionally makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At December 31, 1997, the Association's commercial loan portfolio was $297,000, or 0.09% of total loans.

      Consumer Loans. The Association makes various types of consumer loans, including education loans, loans made to depositors on the security of their deposit accounts, automobile loans and other secured loans and unsecured personal loans. Consumer loans are made at fixed rates of interest and for varying terms based on the type of loan. At December 31, 1997, the Association had $4.4 million, or 1.35% of total loans, invested in consumer loans.

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

      Loan applications for permanent real estate loans are taken by loan personnel in the office where the loan is originated. The Association typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Association's underwriting guidelines to the Association's Executive or Underwriting Committees. All loans are ratified by the full Board of Directors.

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

      Loan Originations, Purchases and Sales. The Association originates both fixed-rate and ARM loans for its portfolio. A majority of the loans in the Association's portfolio conform to the secondary market standards of the Federal Home Loan Mortgage Corporation (the "FHLMC") or the Federal National Mortgage Association (the "FNMA"). In an effort to reduce interest rate risk and due to the favorable market conditions to do so, it is the intention of the Association to sell, beginning in the second quarter of 1998, a portion of the Association's fixed-rate loan originations in the secondary market. The Association intends to continue to charge a higher interest rate on loans that do not conform to FHLMC or FNMA standards to mitigate the increased interest rate risk associated with loans that cannot be readily sold.

      Loan sales have not been a significant business activity for the Association for the past several years, although it has sold loans in the past when funds were needed for new loan originations and market conditions favored a sale. At December 31, 1997, the Association had $4.8 million of loans serviced for others.

      The following table presents the Association's loan origination, purchase and sale activity for the periods indicated:

                                                             Year ended December 31,
                                               ----------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                               ----------------------------------------------------
                                                                  (In thousands)

Loans originated:
  One- to four-family residential              $ 74,289    $58,626    $46,007    $50,809    $57,916
  Multifamily residential                           211        702        375        149        296
  Nonresidential                                    817        957        848        446        272
  Construction                                   22,911     18,751     17,478     15,986     12,791
  Commercial                                      1,674        624        601        836        969
  Consumer                                        2,891      2,572      2,568      2,627      1,867
                                               ----------------------------------------------------

    Total loans originated                      102,793     82,232     67,877     70,853     74,111
Loan participations purchased                         -          -          -          -         25

Reductions:
  Principal repayments                           63,925     54,521     40,609     40,571     53,375
  Loans sold                                          -          -      1,250          -          -
  Transfers from loans to real estate owned          71          -         33        276         48
                                               ----------------------------------------------------
    Total reductions                             63,996     54,521     41,892     40,847     53,423

Increase (decrease) in other items, net (1)       2,931      1,032      2,398       (530)     3,190
                                               ----------------------------------------------------
Net increase                                   $ 35,866    $26,679    $23,587    $30,536    $17,523
                                               ====================================================

--------------------
<F1>   Other items consist of the undisbursed portion of construction loans, net loan origination fees, unearned interest and the allowance for loan losses.

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

      Based on such limits, the Association was able to lend approximately $5.6 million to one borrower at December 31, 1997. The largest amount the Association had outstanding to one borrower and related persons or entities at December 31, 1997, was $3.9 million, consisting of a number of residential rental and condominium development projects in the Association's primary market area.

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

The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                             At December 31,
                           ------------------------------------------------------------------------------------
                                      1997                         1996                         1995
                           --------------------------   --------------------------   --------------------------
                                             Percent                      Percent                      Percent
                                             of total                     of total                     of total
                           Number   Amount    loans     Number   Amount    loans     Number   Amount    loans
                           ------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Loans delinquent for:
  30 - 59 days               75     $2,019     0.62%      65     $1,267     0.43%      70     $1,238     0.47%
  60 - 89 days               49      1,327     0.40       34        575     0.20       47        749     0.28
  90 days and over           38        763     0.23       75        999     0.34       73      1,502     0.57
                            ---------------------------------------------------------------------------------
Total delinquent loans      162     $4,109     1.25%     174     $2,841     0.97%     190     $3,489     1.32%
                            =================================================================================

                                               At December 31,
                           -------------------------------------------------------
                                      1994                         1993
                           --------------------------   --------------------------
                                             Percent                      Percent
                                             of total                     of total
                           Number   Amount    loans     Number   Amount    loans
                           -------------------------------------------------------
                                            (Dollars in thousands)

Loans delinquent for:
  30 - 59 days               56     $1,394     0.58%      57     $1,380     0.66%
  60 - 89 days               36      1,342     0.56       39      1,264     0.60
  90 days and over           47      1,142     0.48       52      1,752     0.84
                            ----------------------------------------------------
Total delinquent loans      139     $3,878     1.62%     148     $4,396     2.10%
                            ====================================================

      Nonperforming assets include nonaccruing loans, accruing loans which are delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu thereof, and repossessed assets. The Association ceases to accrue interest on real estate loans if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest.

      The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other nonperforming assets at the dates indicated:

                                                                    At  December 31,
                                                     ----------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                     ----------------------------------------------
                                                                 (Dollars in thousands)

Accruing loans delinquent 90 days or more            $  294    $  721    $  939    $  874    $  325
Loans accounted for on a nonaccrual basis:
  Real estate:
    One- to four-family                                 710       504       621       548       899
    Multifamily                                           -         -         -         -       652
    Nonresidential                                       10         -         7        63        43
  Consumer                                               18        13         5        13         9
                                                     ----------------------------------------------
    Total nonaccrual loans                              738       517       633       624     1,603
                                                     ----------------------------------------------

    Total nonperforming loans                         1,032     1,238     1,572     1,498     1,928

Real estate owned                                        86        15        15        48        63
                                                     ----------------------------------------------
    Total nonperforming assets                       $1,118    $1,253    $1,587    $1,546    $1,991
                                                     ==============================================
Allowance for loan losses                            $1,742    $1,557    $1,376    $1,209    $1,001
                                                     ==============================================

Nonperforming assets as a percent of total assets      0.31%     0.38%     0.49%     0.58%     0.81%

Nonperforming loans as a percent of total loans        0.32%     0.42%     0.60%     0.62%     0.92%

Allowance for loan losses as a
 percent of nonperforming loans                      168.76%   125.77%    87.53%    80.71%    51.92%

      For the year ended December 31, 1997, gross interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was $33,000. Interest collected on such loans and included in net income was $24,000.

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

      The aggregate amounts of the Association's classified assets at the dates indicated were as follows:

                                          At December 31,
                             ------------------------------------------
                             1997    1996     1995      1994      1993
                             ------------------------------------------
                                           (In thousands)

Substandard                  $786    $874    $1,408    $1,441    $1,654
Doubtful                        -       -         -         -         -
Loss                           45      54        46        74       101
                             ------------------------------------------
  Total classified assets    $831    $928    $1,454    $1,515    $1,755
                             ==========================================

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

      The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

                                              Year ended December 31,
                                   ----------------------------------------------
                                    1997      1996      1995      1994      1993
                                   ----------------------------------------------
                                               (Dollars in thousands)

Balance at beginning of period     $1,557    $1,376    $1,209    $1,001    $  773

Charge-offs                            (2)        -       (17)       (4)      (18)
Recoveries                              1         1         4        12         6
                                   ----------------------------------------------
Net (charge-offs) recoveries           (1)        1       (13)        8       (12)
Provision for loan losses             186       180       180       200       240
                                   ----------------------------------------------
Balance at end of year             $1,742    $1,557    $1,376    $1,209    $1,001
                                   ==============================================
Net (charge-offs) recoveries to
 average loans                       0.00%     0.00%    (0.01)%    0.00%    (0.01)%
Allowance for loan losses to
 total loans                         0.54%     0.53%     0.52%     0.50%     0.48%

      The following table sets forth the allocation of the Association's allowance for loan losses by type of loan at the dates indicated:

                              1997                 1996                 1995                 1994                 1993
                       -------------------  -------------------  -------------------  -------------------  -------------------
                                Percent of           Percent of           Percent of           Percent of           Percent of
                                  loans                loans                loans                loans                loans
                                 in each              in each              in each              in each              in each
                               category to          category to          category to          category to          category to
                       Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans
                       -------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Balance at year end
 applicable to:
  Real estate loans    $1,303      99%      $1,166      99%      $1,036      98%      $  913      98%      $  765      98%
  Commercial loans         34       -           30       -           27       -           23       -           18       -
  Consumer loans          151       1          134       1          112       1          103       2           83       2
  Unallocated             254       -          227       -          201       -          170       -          135       -
                       --------------------------------------------------------------------------------------------------
    Total              $1,742     100%      $1,557     100%      $1,376     100%      $1,209     100%      $1,001     100%
                       ==================================================================================================

      Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

Investment Activities

      Federal regulation and Ohio law permit the Association to invest in various types of investments, including interest- bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities and certain other specified investments. The Board of Directors of the Association has adopted an investment policy which authorizes management to make investments in U.S. Government and agency securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions, banker's acceptances issued by major U.S. banks, corporate debt securities rated at least "AA," or equivalent, by a major statistical rating firm and municipal or other tax free obligations. The Association's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity and safety.

      The following table sets forth the composition of the Association's interest-bearing deposits, investment securities and mortgage-backed securities at the dates indicated:

                                                                      At December 31,
                          ---------------------------------------------------------------------------------------------------------
                                        1997                                1996                                1995
                          ---------------------------------   ---------------------------------   ---------------------------------

                          Carrying   % of    Fair      % of   Carrying   % of    Fair      % of   Carrying   % of    Fair      % of
                           value    total    value    total    value    total    value    total    value    total    value    total
                          ---------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Interest-bearing deposits:
  Demand deposits         $ 3,499   11.30%  $ 3,499   11.29%  $ 2,101    7.03%  $ 2,101    7.02%  $ 4,894    9.10%  $ 4,894    9.08%
  Overnight deposits        6,000   19.38     6,000   19.35     4,000   13.38     4,000   13.36    21,000   39.05    21,000   38.97
                          ---------------------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits               9,499   30.68     9,499   30.64     6,101   20.41     6,101   20.38    25,894   48.15    25,894   48.05

Investment securities:
  U.S. Treasury securities:
    Available for sale     16,048   51.82    16,048   51.76    21,938   73.38    21,938   73.27    16,144   30.02    16,144   29.95
    Held to maturity            -       -         -       -         -       -         -       -     9,987   18.57    10,045   18.64
  U.S. agency securities:
    Available for sale      3,011    9.72     3,011    9.71         -       -         -       -         -       -         -       -
  Equity securities (1)     1,971    6.37     1,971    6.36     1,298    4.34     1,298    4.33       984    1.83       984    1.83
                          ---------------------------------------------------------------------------------------------------------
  Total investment
   securities              21,030   67.91    21,030   67.83    23,236   77.72    23,236   77.60    27,115   50.42    27,173   50.42
                          ---------------------------------------------------------------------------------------------------------
  Mortgage-backed
   securities                 437    1.41       474    1.53       561    1.87       608    2.02       767    1.43       826    1.53
                          ---------------------------------------------------------------------------------------------------------
Total investments         $30,966  100.00%  $31,003  100.00%  $29,898  100.00%  $29,945  100.00%  $53,776  100.00%  $53,893  100.00%
                          =========================================================================================================

--------------------
<F1>   Comprised of Federal Home Loan Mortgage Corporation preferred stock.

      The maturities of the Association's interest-bearing deposits and investment securities at December 31, 1997, are indicated in the following table:

                                                                At December 31, 1997
                    -----------------------------------------------------------------------------------------------------------
                                       After one through      After five         After  ten
                     One year or less      five years     through ten years         years                    Total
                    -----------------  -----------------  -----------------  -----------------  -------------------------------
                    Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Market     Weighted
                     value     yield    value     yield    value     yield    value     yield    value    value   average yield
                    -----------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Interest-bearing
 deposits           $ 9,499    5.96%   $     -       -%      $ -        -%     $  -        -%   $ 9,499   $ 9,499      5.96%
U.S. Treasury
 securities           4,998    5.40     11,050    5.89         -        -         -        -     16,048    16,048      5.74
U.S. agency
 securities           1,000    5.84      2,011    6.09         -        -         -        -      3,011     3,011      6.01
Mortgage-backed
 securities               -       -        125    9.85        16     8.50       296    11.04        437       474     10.61
                    -------------------------------------------------------------------------------------------------------
      Total         $15,497    5.77%   $13,186    5.96%      $16     8.50%     $296    11.04%   $28,995   $29,032      5.91%
                    =======================================================================================================

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

      At December 31, 1997, the Association's certificates of deposit totaled $195.7 million, or 72.23% of total deposits. Of such amount, approximately $131.3 million in certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If deviation from historical experience occurs, the Association can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds, up to the Association's limit on such borrowings, which was $58.8 million at December 31, 1997.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:

                                                                                      December 31,
                                                   --------------------------------------------------------------------------------
                                      Weighted               1997                        1996                        1995
                                  average rate at  -------------------------   -------------------------   ------------------------
                                    December 31,                Percent of                  Percent of                 Percent of
                                        1997        Amount    total deposits    Amount    total deposits    Amount   total deposits
                                  -------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

Transaction accounts:
  Noninterest-bearing demand
   deposits                                -%      $  3,287         1.21%      $  3,173         1.22%      $  2,910        1.22%
  Passbook savings accounts             3.10         52,622        19.43         53,410        20.62         51,008       21.41
  NOW accounts                          2.50         15,277         5.64         14,321         5.53         12,692        5.33
  Money market accounts                 3.00          4,049         1.49          4,531         1.75          4,892        2.05
                                                   ----------------------------------------------------------------------------

      Total transaction accounts                     75,235        27.77         75,435        29.12         71,502       30.01

Certificates of deposit:
  4.01% -  6.00%                        5.65        120,113        44.33        130,367        50.32        115,406       48.43
  6.01% -  8.00%                        6.26         51,020        18.83         28,962        11.18         28,759       12.07
  8.01% - 10.00%                                          -            -              6            -            311        0.13
  Adjustable-rate (1)                   5.79         24,589         9.07         24,304         9.38         22,304        9.36
                                                   ----------------------------------------------------------------------------
      Total certificates of deposit     5.82        195,722        72.23        183,639        70.88        166,780       69.99
                                                   ----------------------------------------------------------------------------

  Total deposits                        4.99%      $270,957       100.0%       $259,074       100.0%       $238,282      100.0%
                                                   ============================================================================

--------------------
<F1>   Consists of IRA and Keogh accounts, the rates on which adjust monthly at the discretion of the Association.

      The Association bids on deposits of public funds from entities in its primary market area. The amount of such deposits was approximately $17.1 million at December 31, 1997.

      The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 1997:

                                                             Amount Due
                                     ----------------------------------------------------------
                                                   Over          Over
                                      Up to      1 year to    2 years to     Over
        Rate                         one year     2 years       3 years     3 years      Total
        ---------------------------------------------------------------------------------------
                                                           (In thousands)

4.01% to 6.00%                       $ 94,792     $15,818       $ 7,461      $2,042    $120,113
6.01% to 8.00%                         20,152      15,393         9,581       5,894      51,020
Adjustable rate                        16,322       8,267             -           -      24,589
                                     ----------------------------------------------------------
    Total certificates of deposit    $131,266     $39,478       $17,042      $7,936    $195,722
                                     ==========================================================

      The following table presents the amount of the Association's certificates of deposit of $100,000 or more, by the time remaining until maturity, at December 31, 1997:

               Maturity                    Amount
               --------                --------------
                                       (In thousands)

        Three months or less               $12,458
        Over 3 months to 6 months            8,816
        Over 6 months to 12 months          11,276
        Over 12 months                       6,835
                                           -------
          Total                            $39,385
                                           =======

      The following table sets forth the Association's deposit account balance activity for the periods indicated:

                                                  Year ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------------------------------
    (Dollars in thousands)

    Beginning balance                        $259,074    $238,282    $231,966
      Deposits                                166,892     399,604     402,953
      Withdrawals                            (165,456)   (388,210)   (405,184)
                                             --------------------------------
    Net deposits before interest credited     260,510     249,676     229,735
      Interest credited                        10,447       9,398       8,547
                                             --------------------------------
    Ending balance                           $270,957    $259,074    $238,282
                                             ================================

      Net increase                           $ 11,883    $ 20,792    $  6,316
      Percent increase                            4.6%        8.7%        2.7%

      Borrowings. The FHLB system functions as a central reserve bank, providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). If an association meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, it will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1997, the Association was in compliance with the QTL test.

      The following table sets forth the maximum month-end balance and average balance of the Association's FHLB advances during the periods indicated:

                                         Year ended December 31,
                                      ------------------------------
                                        1997       1996       1995
                                      ------------------------------
                                          (Dollars in thousands)

        Maximum balance               $29,000    $ 2,000    $ 15,000
        Average balance                16,615        358       7,117
        Average interest rate paid       6.38%      6.15%       6.64%

      At December 31, 1997, the Association had outstanding FHLB advances totaling $29.0 million, with a weighted average interest rate of 6.20%.

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

Employees

      As of December 31, 1997, the Association had 83 full-time employees and 7 part-time employees. The Association believes that relations with its employees are excellent. The Association offers health and disability benefits, life insurance and an employee stock ownership plan. None of the employees of the Association are represented by a collective bargaining unit.

                                 REGULATION

General

      As a savings and loan association incorporated under the laws of Ohio, Industrial is subject to regulation, examination and oversight by the OTS and the Superintendent of the Division of Financial Institutions of the Department of Commerce of the State of Ohio (the "Ohio Superintendent"). Because Industrial's deposits are insured by the FDIC, Industrial also is subject to general oversight by the FDIC. Industrial must file periodic reports with the OTS, the Ohio Superintendent and the FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Industrial is in compliance with various regulatory requirements and is operating in a safe and sound manner. Industrial is a member of the FHLB of Cincinnati.

      The Holding Company is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA") and is, therefore, subject to regulation, examination, and oversight by the OTS and is required to submit periodic reports to the OTS. Because the Holding Company and Industrial are corporations organized under Ohio law, they are also subject to the provisions of the Ohio Revised Code applicable to corporations generally.

      Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Industrial may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Industrial may engage and would probably subject Industrial to more regulation by the FDIC. In addition, the Holding Company might become subject to different holding company regulations, including separate capital requirements. At this time, the Holding Company cannot predict when or whether Congress may actually pass legislation regarding the Holding Company's and Industrial's regulatory requirements or charter. Although such legislation may change the activities in which either the Holding Company and Industrial may engage, it is not anticipated that the current activities of the Holding Company or Industrial will be materially affected by those activity limits.

Ohio Savings and Loan Law

      The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries, and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings and loan association.

      The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations.
Ultimately, if the grounds provided by law exist, the Ohio Superintendent may place an Ohio association in conservatorship or receivership.

      The Ohio Superintendent conducts regular examinations of Industrial approximately once every eighteen months. Such examinations are usually conducted jointly with one or both federal regulators. The Ohio
Superintendent imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

Office of Thrift Supervision

      General. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings and loan associations and all other savings and loan associations, the deposits of which are insured by the FDIC. The OTS issues regulations governing the operation of savings and loan associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination.
The OTS also may initiate enforcement actions against savings and loan associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings and loan association.

      Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area. Industrial has received a "satisfactory" examination rating under those regulations.

      Regulatory Capital Requirements. Industrial is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Industrial consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Industrial consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets, including certain off-balance sheet items, are weighted at percentage levels ranging from 0% to 100% depending on the relative risk).

      The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Industrial does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

      The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, Industrial will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (i) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (ii) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4%, and core capital of 4% (except for associations receiving the highest examination rating, in which case the level is 3%) but are not well-capitalized; (iii) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (iv) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% or core capital of less than 3%; and (v) critically undercapitalized associations are those with core capital of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Industrial's capital at December 31, 1997, met the standards for a well-capitalized institution.

      Federal law prohibits a savings and loan association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (i) an amount equal to 5% of the association's total assets at the time the association became undercapitalized or (ii) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

      Liquidity. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association's acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Industrial at December 31, 1997, was approximately $12.8 million, or 4.69%, which exceeded the 4% liquidity requirement by approximately $1.9 million.

      Qualified Thrift Lender Test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At
December 31, 1997, Industrial met the QTL test.

      Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower or group of related borrowers to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to this limit. In applying this limit, the regulations require that loans to certain related borrowers be aggregated. An exception to this limit permits loans of any type to one borrower up to $500,000.

      Based on such limits, Industrial was able to lend approximately $5.6 million to one borrower at December 31, 1997. The largest amount Industrial had outstanding to any group of affiliated borrowers at December 31, 1997, was $3.9 million, which consisted of forty-four loans, secured by a number of residential rental and condominium development projects. At December 31, 1997, such loans were performing in accordance with their terms.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed Industrial's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of Industrial with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Industrial was in compliance with such restrictions at December 31, 1997.

      All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. The Holding Company will be an affiliate of Industrial. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Industrial was in compliance with these requirements and restrictions at December 31, 1997.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, according to ratings of associations based on their capital level and supervisory condition. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases, and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      For purposes of the capital distribution regulations, each institution is categorized into one of three tiers. The first rating category is Tier 1, consisting of associations that, before and after the proposed capital distribution, meet their fully phased-in capital requirement. Associations in this category may make capital distributions during any calendar year equal to the greater of (i) 100% of its net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or (ii) the amount authorized for a Tier 2 association. The second category, Tier 2, consists of associations that, before and after the proposed capital distribution, meet their current minimum, but not fully phased-in, capital requirement. Associations in this category may make capital distributions up to 75% of their net income over the most recent four quarters. Tier 3 associations do not meet their current minimum capital requirement and must obtain OTS approval of any capital distribution. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be treated as a Tier 2 or a Tier 3 association.

      Industrial is also prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of Industrial would be reduced below the amount required to be maintained for the liquidation account established in connection with the Conversion. In addition, as a subsidiary of the Holding Company, Industrial is also required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the dividend during that 30-day period
based on safety and soundness concerns.   Moreover, the OTS may prohibit any
capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      In December 1994, the OTS issued a proposal to amend the capital distributions limits. Under that proposal, an association which is not owned by a holding company and which has an examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if it remains adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better, would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if it caused the association to become undercapitalized.

      Holding Company Regulation.   The Holding Company is a savings and
loan holding company within the meaning of the HOLA. As such, the Holding Company has registered with the OTS and is subject to OTS regulations, examination, supervision, and reporting requirements.

      The HOLA generally prohibits a savings and loan holding company from controlling any other savings and loan association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings and loan association or holding company thereof which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings and loan association for cash without being deemed to control the association. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

      The Holding Company is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings and loan association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings and loan association subsidiary of a holding company fails to meet the QTL, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1997, Industrial met the QTL.

      Congress is considering legislation which may limit the Holding Company's ability to engage in these activities and the Holding Company cannot predict if and in what form these proposals might become law. However, such limits would not impact the Holding Company's initial activity of holding the stock of Industrial.

      If the Holding Company were to acquire control of another savings institution, other than through a merger or other business combination with Industrial, the Holding Company would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings and loan association meets the QTL, the activities of the Holding Company and any of its subsidiaries (other than Industrial or other subsidiary savings and loan associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than
(i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies; or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies, and which have been approved by the OTS prior to being engaged in by a multiple holding company.

      The OTS may approve an acquisition resulting in the formation of a multiple savings and loan holding company that controls savings and loan associations in more than one state only if the multiple savings and loan holding company involved controls a savings and loan association that operated a home or branch office in the state of Industrial to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings and loan associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

FDIC Regulations

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally-insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Industrial's deposit accounts are insured by the FDIC in the SAIF up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Industrial, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

      The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. BIF assessments for healthy banks in 1997 were $.013 per $100 in deposits, and SAIF assessments for healthy institutions in 1997 were $.064 per $100 in deposits.

FRB Regulations

      FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts over $49.3 million. At December 31, 1997, Industrial was in compliance with this reserve requirement.

Federal Home Loan Banks

      The FHLBs provide credit to their members in the form of advances. Industrial is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Industrial's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. Industrial was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $2.9 million at December 31, 1997.

      Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

      Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.


                                  TAXATION

Federal Taxation

      The Holding Company and Industrial are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Holding Company and Industrial may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income.
Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1997. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

      Based on Industrial's average gross receipts of $25.8 million for the three tax years ending on December 31, 1997, Industrial would not qualify as a small corporation exempt from the alternative minimum tax.

      Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under
Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method.

      The Small Business Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

      A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

      For taxable years that begin on or after January 1, 1996, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Industrial to the Holding Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Industrial's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1997, Industrial's pre-1988 reserves for tax purposes totaled approximately $4.2 million. Industrial believes it had approximately $6.0 million of accumulated earnings and profits for tax purposes as of December 31, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Industrial will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Industrial have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Industrial.

Ohio Taxation

      The Holding Company is subject to the Ohio corporation franchise tax, which, as applied to the Holding Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 and (ii) 0.582% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

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

      Ohio corporation franchise tax law is scheduled to change markedly as a consequences of legislative reforms enacted July 1, 1997. Tax liability, however, continues to be measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth will be apportioned or allocated will continue to be determined by complex formulas, but the formulas change. The minimum tax will still be $50 per year and maximum tax liability as measured by net worth will be limited to $150,000 per year. The special litter taxes remain in effect. Various other changes in the tax law may affect the Holding Company.

      Industrial is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Industrial's apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. This rate of tax is scheduled to decrease in each of the years 1999 and 2000. As a "financial institution," Industrial is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.   Description of Property

      The following table sets forth certain information at December 31, 1997, regarding the office facilities of the Association:

                               Owned or      Date                  Net book
         Location               leased     acquired    Deposits      value
---------------------------------------------------------------------------
                                                          (In thousands)

30 East Main Street
Ashland, Ohio 44805              Owned     11/04/94    $27,014      $1,178

203 North Sandusky Street (1)
Bellevue, Ohio  44811            Owned     02/25/93          -          65

211 North Sandusky Street
Bellevue, Ohio  44811            Owned     05/06/72     52,887         360

225 North Main Street
Clyde, Ohio  43410               Owned     06/05/75     13,802         107

1500 Bright Road
Findlay, Ohio  45840             Owned     01/29/93     18,706       1,068

321 West State Street
Fremont, Ohio  43420             Owned     06/30/87     16,957         241

2080 Ferguson Road
Mansfield, Ohio  44906           Leased           -          -           -

50 West Main Street
Norwalk, Ohio  44857             Owned     08/06/76     39,215         111

51 West Main Street (2)
Norwalk, Ohio  44587             Owned     09/11/92          -         355

4112 Milan Road
Sandusky, Ohio  44870            Owned     02/29/88     12,750         445

48 East Market Street (3)
Tiffin, Ohio  44883              Owned     06/15/83     54,871         351

796 West Market Street (3)
Tiffin, Ohio  44883              Owned     12/18/90          -         230

301 Myrtle Avenue
Willard, Ohio  44890             Owned     05/07/77     34,755         147

--------------------
<F1>   Office facility for the Association's appraisal staff.

<F2>   Drive-up facility only.

<F3>    Deposit totals are combined for the two Tiffin offices.

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


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters

      The information contained in the 1997 Annual Report to Shareholders of the Corporation (the "Annual Report"), a copy of which is attached hereto as
Exhibit 13, under the caption "Market Price of Common Shares and Related Shareholder Matters," is incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The information contained in the Annual Report under the caption "Asset and Liability Management" is incorporated herein by reference.

Item 8.   Financial Statements and Supplemental Data

      The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated January 15, 1998, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), filed with the Securities and Exchange Commission (the "Commission") on March 17, 1998, under the captions "Election of Directors" and "Executive Officers," is incorporated herein by reference.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Exhibits

      3(a)    Articles of Incorporation

      3(b)    Certificate of Amendment to Articles of Incorporation

      3(c)    Code of Regulations

      11      Statement Regarding Computation of Per Share Earnings

      13      Annual Report to Shareholders

      21      Subsidiaries of Registrant

      27      Financial Data Schedule

      99      Proxy Statement for 1998 Annual Meeting of Shareholders

(b) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)   Reports on Form 8-K.  There were no reports filed during 1997.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INDUSTRIAL BANCORP, INC.

                                   By: /s/ David M. Windau
                                       ----------------------------------------
                                       David M. Windau, Chief Executive
                                       Officer (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/  David M. Windau                   /s/ Lawrence R. Rhoades
------------------------------------   -----------------------------------
David M. Windau, President,            Lawrence R. Rhoades,
Chief Executive Officer and Director   Chairman of the Board, Chief
                                       Financial Officer and Director

Date:  March 17, 1998                  Date:  March 17, 1998



/s/ Graydon H. Hayward                 /s/ Leon W. Maginnis
------------------------------------   -----------------------------------
Graydon H. Hayward, Director           Leon W. Maginnis, Director

Date:  March 17, 1998                  Date:  March 17, 1998


------------------------------------   -----------------------------------
Bob Moore, Director                    Fredric C. Spurck, Director

Date:  March 17, 1998                  Date:  March 17, 1998


/s/  Roger O. Wilkinson
------------------------------------
Roger O. Wilkinson, Director

Date:  March 17, 1998


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

3(b)  Certificate of Amendment to      Incorporated by reference to the S-1,
      Articles of Incorporation        Exhibit 3.2

3(c)  Code of Regulations              Incorporated by reference to the S-1,
                                       Exhibit 3.3

11  Statement Regarding Computation    Incorporated by reference to Note 1 to
    of Per Share Earnings              the Financial Statements included in
                                       the Annual Report

13  Annual Report to Shareholders

21  Subsidiaries of the Registrant

27  Financial Data Schedule

99  Proxy Statement for 1998 Annual    Incorporated by reference to the Proxy
    Meeting of Shareholders            Statement, filed with the Securities and
                                       Exchange Commission on March 17, 1998