Form 10-Q
period 1998-03-31
INDUSTRIAL BANCORP INC
filed 1998-05-07
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


               0-26248                               34-1800830
-------------------------------------    --------------------------------------
        (Commission File No.)                  (IRS Employer I.D. No.)


                            INDUSTRIAL BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                      OHIO
-------------------------------------------------------------------------------
                    (State of jurisdiction or incorporation)


211 North Sandusky Street, Bellevue, Ohio                  44811
-----------------------------------------    ----------------------------------
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

                         Outstanding as of May 4, 1998:

                     5,030,300 common shares, no par value


INDUSTRIAL BANCORP, INC.
Form 10-Q
For  the Quarter ended March 31, 1998



Part I  - Financial Information

Item 1:   Financial Statements

          Interim financial information required by Rule 10-01 of Regulation
          S-X is included in this Form 10-Q as referenced below:

          Consolidated Balance Sheets...........................................  3

          Consolidated Statements of Net Income.................................  4

          Consolidated Statements of Comprehensive Income.......................  5

          Consolidated Statements of Shareholders' Equity.......................  6

          Condensed Consolidated Statements of Cash Flow........................  7

          Notes to Consolidated Financial Statements............................  8

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................  9


Part II - Other Information..................................................... 11

Signatures...................................................................... 12


                                       2.


INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)

                                                                  03/31/98      12/31/97
                                                                  ---------     ---------

ASSETS
Cash and noninterest-bearing deposits                             $   1,444     $   1,273
Interest-bearing demand deposits                                      2,655         3,499
Overnight deposits                                                    9,000         6,000
                                                                  -----------------------
  Cash and cash equivalents                                          13,099        10,772
Investment securities available for sale, at fair value              20,329        21,030
Investment securities held to maturity (fair value:
 1998--$397; 1997--$474)                                                368           437
Federal Home Loan Bank stock                                          2,990         2,938
Loans receivable, net                                               329,955       321,669
Office properties and equipment, net                                  5,030         4,972
Accrued interest receivable and other assets                          2,264         2,206
                                                                  -----------------------
      Total assets                                                $ 374,035     $ 364,023
                                                                  =======================

LIABILITIES
Deposits                                                          $ 272,009     $ 270,957
Federal Home Loan Bank advances                                      37,000        29,000
Dividend payable
Accrued interest payable and other liabilities                        3,395         3,204
                                                                  -----------------------
      Total liabilities                                             312,404       303,161
                                                                  -----------------------

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares authorized;
 5,554,500 shares issued                                             34,669        34,669
Additional paid-in capital                                            1,984         1,879
Retained earnings                                                    35,263        34,569
Treasury stock, at cost: 476,700 shares at 3/31/98, 451,700
 shares at 12/31/97                                                  (6,760)       (6,306)
Unearned employee stock ownership plan shares                        (3,422)       (3,529)
Unearned compensation                                                (1,622)       (1,753)
Unrealized gain on securities available for sale                      1,519         1,333
                                                                  -----------------------
      Total shareholders' equity                                     61,631        60,862
                                                                  -----------------------
      Total liabilities and shareholders' equity                    374,035       364,023
                                                                  =======================

      Book value per share                                        $   12.14     $   11.93


                                      3.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income
(Unaudited, $ in thousands except per share data)

                                                           Three months ended
                                                          --------------------
                                                          03/31/98    03/31/97
                                                          --------    --------

Interest income
  Interest and fees on loans                              $ 6,946     $ 6,122
  Interest and dividends on investment securities             343         386
  Interest on deposits                                        118          73
                                                          -------------------
      Total interest income                                 7,407       6,581

Interest expense
  Interest on deposits                                      3,291       3,093
  Interest on FHLB advances                                   514          94
                                                          -------------------
      Total interest expense                                3,805       3,187
                                                          -------------------

      Net interest income                                   3,602       3,394
Provision for loan losses                                      45          49
                                                          -------------------
  Net interest income after provision for loan losses       3,557       3,345

Noninterest income
  Service fees and other charges                              128         101
  Other                                                        12          10
                                                          -------------------
      Total noninterest income                                140         111

Noninterest expense
  Salaries and employee benefits                              832         782
  State franchise tax                                         120         214
  Federal deposit insurance premiums                           43          10
  Occupancy and equipment                                      89          81
  Data processing                                             110          98
  Depreciation                                                 98          65
  Other                                                       346         315
                                                          -------------------
      Total noninterest expense                             1,638       1,565
                                                          -------------------

Income before income tax                                    2,059       1,891
Provision for income tax                                      701         671
                                                          -------------------

      Net income                                          $ 1,358     $ 1,220
                                                          ===================

  Basic earnings per share                                $  0.29     $  0.24
  Diluted earnings per share                              $  0.28     $  0.24


                                      4.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, $ in thousands)

                                                   Three months ended
                                                  --------------------
                                                  03/31/98    03/31/97
                                                  --------    --------

Net income                                        $ 1,358     $ 1,220
Other comprehensive income, net of tax:
  Change in unrealized gain on securities             186        (159)
                                                  -------------------

Comprehensive Income                              $ 1,544     $ 1,061
                                                  ===================


                                      5.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)

                                                                     Total
                                                                 shareholders'
                                                                    equity
                                                                 -------------

Balance at January 1, 1997                                         $ 62,104
Net income                                                            1,220
Cash dividends ($.12 per share)                                        (508)
Purchase of treasury stock (94,500 shares)                           (1,202)
Employee Stock Ownership Plan:
  Shares released                                                       143
Management Recognition Plan:
  Compensation earned                                                   131
Change in unrealized gain on securities available for sale             (159)
                                                                   --------
Balance at March 31, 1997                                          $ 61,729
                                                                   ========

Balance at January 1, 1998                                         $ 60,862
Net income                                                            1,358
Cash dividends ($.14 per share)                                        (664)
Purchase of treasury stock (25,000 shares)                             (454)
Employee Stock Ownership Plan:
  Shares released                                                       212
Management Recognition Plan:
  Compensation earned                                                   131
Change in unrealized gain on securities available for sale              186
                                                                   --------
Balance at March 31, 1998                                          $ 61,631
                                                                   ========


                                      6.


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

                                                                    Three months ended
                                                                  ----------------------
                                                                  03/31/98     03/31/97
                                                                  ---------    ---------

Cash flows from operating activities
Net income                                                        $  1,358     $  1,220
Adjustments to reconcile net income to net cash from
 operating activities                                                  256         (378)
                                                                  ---------------------

      Net cash from operating activities                             1,614          842

Cash flows from investing activities
Investment securities available for sale:
  Purchases                                                         (2,005)      (2,997)
  Proceeds from maturities                                           3,000        3,000
Mortgage-backed securities principal repayments                         69           32
Net increase in loans                                               (8,129)      (5,737)
FHLB stock purchases                                                    --           --
Properties and equipment expenditures, net                            (156)         (15)
                                                                  ---------------------

      Net cash from investing activities                            (7,221)      (5,717)

Cash flows from financing activities
Net increase in deposits                                             1,052        1,929
Proceeds from FHLB advances                                         10,000        6,000
Repayments of FHLB advances                                         (2,000)          --
Purchase of treasury stock                                            (454)      (1,202)
Cash dividends paid                                                   (664)        (508)
                                                                  ---------------------

      Net cash from financing activities                             7,934        6,219
                                                                  ---------------------

Net change in cash and cash equivalents                              2,327        1,344

Cash and cash equivalents at beginning of period                    10,772        7,413
                                                                  ---------------------

Cash and cash equivalents at end of period                        $ 13,099     $  8,757
                                                                  =====================


                                      7.


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of  Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at March 31, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1997 Annual Report of Industrial Bancorp, Inc. The results of the three months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Comprehensive Income

      Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes net income and the change in unrealized gains and losses on securities available for sale.

Earnings Per Share

      Basic earnings per common share have been computed based on 4,738,370 and 5,055,870 weighted average number of common shares outstanding during the quarter ended March 31, 1998 and 1997, respectively. Diluted earnings per common share have been computed based on 4,848,441 and 5,088,900 weighted average number of common shares outstanding during the quarter ended March 31, 1998 and 1997, respectively. The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share.

Commitments and Contingencies

      As of March 31, 1998, commitments to originate loans and loans in process to be funded in six months or less totaled $23.5 million.


                                       8.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

      Total assets increased $10.0 million to $374.0 million at March 31, 1998 from $364.0 million at December 31, 1997. The increase in total assets is primarily attributable to $8.3 million growth in net loans receivable during the first three months of 1998. Cash and cash equivalents also increased to $13.1 million at March 31, 1998 from $10.8 million at December 31, 1997. Liquidity of the Association exceeded the regulatory requirement at March 31, 1998.

      Asset growth was funded primarily by $8.0 million in additional advances from the Federal Home Loan Bank of Cincinnati ("FHLB"), and to a lesser degree by deposit growth of $1.0 million. Total deposits were $272.0 million at March 31, 1998, compared to $271.0 million at December 31, 1997. The Association has initiated a program to sell upon origination one-to-four-family mortgage loans with fixed rates of interest to Freddie Mac. The sales program is scheduled to begin during the second quarter of 1998. The Association intends to continue to fund loan demand in excess of deposit growth and loan sales with advances from the FHLB.

      Total shareholders' equity increased to $61.6 million at March 31, 1998 from $60.9 million at December 31, 1997. Net income of $1.4 million for the first three months of 1998 was offset somewhat by $454,000 in purchases of treasury shares. The Company repurchased 25,000 shares of its common stock during the first three months of 1998. These repurchases represent part of the Company's second 5% buyback plan, which is very near completion.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at March 31, 1998:

                                                                           Minimum Required
                                                                              For Capital
                                                           Actual          Adequacy Purposes
                                                      ----------------     -----------------
                                                                 ($ in thousands)

Total capital (to risk weighted assets)               $39,148   19.27%      $16,251    8.00%
Tier 1 (core) capital (to risk weighted assets)       $37,409   18.42%      $ 8,125    4.00%
Tier 1 (core) capital (to adjusted total assets)      $37,409   10.06%      $11,160    3.00%
Tangible capital (to adjusted total assets)           $37,409   10.06%      $ 5,580    1.50%


                                       9.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Net income for the three months ended March 31, 1998 was $1.36 million compared to $1.22 million for the three months ended March 31, 1997. Net interest income was $208,000 more for the three months ended March 31, 1998 than for the comparable period in 1997.

      Total interest income was $826,000 more for the three months ended March 31, 1998 than for the comparable period in 1997. The increase was primarily the result of an increased average balance in net loans receivable, which resulted in an increase of $824,000 in interest and fees on loans for the first quarter of 1998.

      Total interest expense was $618,000 more for the three months ended March 31, 1998 than for the same period in 1997. The cost of FHLB advances during the first quarter of 1998 amounted to $514,000 compared to $94,000 during the first quarter of 1997. The average balance of FHLB advances was significantly greater in 1998 than in 1997. Somewhat higher rates of interest paid on increased average interest-bearing deposit balances caused the interest paid on deposits to increase by $198,000 for the quarter ended March 31, 1998 compared to the same period in 1997.

         The provision for loan losses was $45,000 and $49,000 for the three months ended March 31, 1998 and 1997, respectively, based upon management's assessment of reasonably foreseeable losses inherent in the loan portfolio for each period.

      Noninterest income for the three months ended March 31, 1998 was $140,000 compared to $111,000 for the same period in 1997, due primarily to higher service fee income on an increased average balance of deposits.

      Noninterest expense was $1.64 million and $1.57 million for the three months ended March 31, 1998 and 1997, respectively. Salaries and employee benefits expense for the first quarter of 1998 amounted to $832,000 compared to $782,000 for the first quarter of 1997, due to a higher number of full-time equivalent employees and normal pay increases. State franchise tax has been reduced from $214,000 for the first quarter of 1997 to $120,000 for the first quarter in 1998, due to an intercompany transfer of capital from Industrial Savings to Industrial Bancorp late in 1997. Depreciation expense increased to $98,000 during the quarter ended March 31, 1998 compared to $65,000 during the same quarter in 1997, as a result of a substantial upgrade in technology - teller equipment, computers, appraisal department & software - completed during the first quarter of 1998.


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

Item 5.  Other Information
         -----------------

         On April 2, 1998, the Company's Board of Directors declared a quarterly dividend of $0.15 per common share, an increase of $0.01 over the $0.14 per common share dividend declared in the prior quarter.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Not applicable.


                                      11.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:        5/4/98                     By: /s/ Lawrence R. Rhoades
      --------------------                  ----------------------------------
                                                Lawrence R. Rhoades
                                                Chairman of the Board and
                                                Chief Financial Officer


Date:        5/4/98                     By: /s/ David M. Windau
      --------------------                  ----------------------------------
                                                David M. Windau
                                                President and
                                                Chief Executive Officer


                                      12.