Form 10-Q
period 1998-06-30
INDUSTRIAL BANCORP INC
filed 1998-08-12
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT  OF 1934
               For  the quarterly period ended: June 30, 1998
                                     OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT  OF 1934
             For the transition period from ________ to ________

          0-26248                                        34-1800830
   (Commission File No.)                          (IRS Employer I.D. No.)

                          INDUSTRIAL BANCORP, INC.
           (Exact name of registrant as specified in its charter)

                                    OHIO
                  (State of jurisdiction or incorporation)

  211 North Sandusky Street, Bellevue, Ohio                44811
   (Address of principal executive office)               (Zip Code)

                               (419) 483-3375
            (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes   x         No  ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Outstanding as of July 31, 1998:

                    5,014,936 common shares, no par value

INDUSTRIAL BANCORP, INC.
Form 10-Q
For  the Quarter ended June 30, 1998

Part I - Financial Information

Item 1:  Financial Statements

         Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

         Consolidated Balance Sheets                                     3

         Consolidated Statements of Net Income                           4

         Consolidated Statements of Comprehensive Income                 5

         Consolidated Statements of Shareholders' Equity                 6

         Condensed Consolidated Statements of Cash Flows                 7

         Notes to Consolidated Financial Statements                      8

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Part II - Other Information                                             12

Signatures                                                              14

INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)

                                                    06/30/98      12/31/97
                                                    --------      --------

ASSETS
Cash and noninterest-bearing deposits               $  1,602      $  1,273
Interest-bearing demand deposits                       1,847         3,499
Overnight deposits                                    12,000         6,000
                                                    ----------------------
      Cash and cash equivalents                       15,449        10,772
Investment securities available for sale,
 at fair value                                        20,332        21,030
Investment securities held to maturity
 (fair value: 1998 -- $356; 1997 -- $474)                333           437
Federal Home Loan Bank stock                           3,141         2,938
Loans receivable, net                                335,528       321,669
Office properties and equipment, net                   5,461         4,972
Accrued interest receivable and other assets           2,597         2,205
                                                    ----------------------
      Total assets                                  $382,841      $364,023
                                                    ======================

LIABILITIES
Deposits                                            $281,844      $270,957
Federal Home Loan Bank advances                       37,000        29,000
Dividend payable
Accrued interest payable and other liabilities         2,841         3,204
                                                    ----------------------
      Total liabilities                              321,685       303,161
                                                    ----------------------

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                  34,669        34,669
Additional paid-in capital                             2,058         1,879
Retained earnings                                     35,952        34,569
Treasury stock, at cost: 539,564 shares at
 6/30/98, 451,700 shares at 12/31/97                  (8,226)       (6,306)
Unearned employee stock ownership plan shares         (3,315)       (3,529)
Unearned compensation                                 (1,490)       (1,753)
Unrealized gain on securities available for sale       1,508         1,333
                                                    ----------------------
      Total shareholders' equity                      61,156        60,862
                                                    ----------------------
      Total liabilities and shareholders' equity     382,841       364,023
                                                    ======================

      Book value per share                          $  12.19      $  11.93

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income
(Unaudited, $ in thousands except per share data)

                                               Three months ended           Six months ended
                                             ----------------------      ----------------------
                                             06/30/98      06/30/97      06/30/98      06/30/97
                                             --------      --------      --------      --------

Interest income
  Interest and fees on loans                  $7,115        $6,325        $14,061       $12,447
  Interest and dividends on investment
   securities                                    353           414            696           801
  Interest on deposits                           153           107            271           180
                                              -------------------------------------------------
      Total interest income                    7,621         6,846         15,028        13,428

Interest expense
  Interest on deposits                         3,373         3,194          6,664         6,287
  Interest on FHLB advances                      565           229          1,079           323
                                              -------------------------------------------------
      Total interest expense                   3,938         3,423          7,743         6,610
                                              -------------------------------------------------

      Net interest income                      3,683         3,423          7,285         6,818
Provision for loan losses                         55            47            100            96
                                              -------------------------------------------------
  Net interest income after provision
   for loan losses                             3,628         3,376          7,185         6,722

Noninterest income
  Service fees and other charges                 154           101            282           203
  Other                                           19            10             31            20
                                              -------------------------------------------------
      Total noninterest income                   173           111            313           223

Noninterest expense
  Salaries and employee benefits                 862           717          1,694         1,500
  State franchise tax                            120           164            240           378
  Federal deposit insurance premiums              42            42             85            52
  Occupancy and equipment                         80            86            169           166
  Data processing                                108            85            218           184
  Depreciation                                    98            70            196           135
  Other                                          375           366            721           681
                                              -------------------------------------------------
      Total noninterest expense                1,685         1,530          3,323         3,096
                                              -------------------------------------------------

Income before income tax                       2,116         1,957          4,175         3,849
Provision for income tax                         722           674          1,423         1,346
                                              -------------------------------------------------

      Net income                              $1,394        $1,283        $ 2,752       $ 2,503
                                              =================================================

  Basic earnings per share                    $ 0.30        $ 0.26        $  0.58       $  0.50
  Diluted earnings per share                  $ 0.29        $ 0.26        $  0.57       $  0.50

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, $ in thousands)

                                               Three months ended           Six months ended
                                             ----------------------      ----------------------
                                             06/30/98      06/30/97      06/30/98      06/30/97
                                             --------      --------      --------      --------

Net income                                    $1,394        $1,283        $2,752        $2,503
Other comprehensive income, net of tax:
  Change in unrealized gain on securities        (11)          362           175           203
                                              ------------------------------------------------

Comprehensive Income                          $1,383        $1,645        $2,927        $2,706
                                              ================================================

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)

                                                               Total
                                                            shareholders'
                                                               equity
                                                            -------------

Balance at January 1, 1997                                    $62,104
Net income                                                      2,503
Cash dividends                                                 (1,096)
 ($.22 per share)
Purchase of treasury stock                                     (2,911)
 (227,725 shares)
Employee Stock Ownership Plan:
  Shares released                                                 286
Management Recognition Plan:
  Compensation earned                                             263
Change in unrealized gain on securities available
 for sale                                                         203
                                                              -------
Balance at June 30, 1997                                      $61,352
                                                              =======

Balance at January 1, 1998                                    $60,862
Net income                                                      2,752
Cash dividends                                                 (1,369)
 ($.29 per share)
Purchase of treasury stock                                     (2,061)
 (93,864 shares)
Exercise of stock options                                          92
Employee Stock Ownership Plan:
  Shares released                                                 442
Management Recognition Plan:
  Compensation earned                                             263
Change in unrealized gain on securities available
 for sale                                                         175
                                                              -------
Balance at June 30, 1998                                      $61,156
                                                              =======

INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

                                                         Six months ended
                                                      ----------------------
                                                      06/30/98      06/30/97
                                                      --------      --------

Cash flows from operating activities
Net income                                            $  2,752      $  2,503
Adjustments to reconcile net income to net cash
 from operating activities                                (452)       (1,083)
                                                      ----------------------
      Net cash from operating activities                 2,300         1,420

Cash flows from investing activities
Investment securities available for sale:
  Purchases                                             (5,020)       (6,004)
  Proceeds from maturities                               6,000         6,000
Mortgage-backed securities principal repayments            104            66
Net increase in loans                                  (13,476)      (14,976)
FHLB stock purchases                                       (95)          (92)
Properties and equipment expenditures, net                (685)          (65)
                                                      ----------------------
      Net cash from investing activities               (13,172)      (15,071)

Cash flows from financing activities
Net increase in deposits                                10,887         5,717
Proceeds from FHLB advances                             10,000        18,000
Repayments of FHLB advances                             (2,000)       (2,000)
Exercise of stock options                                   92             -
Purchase of treasury stock                              (2,061)       (2,911)
Cash dividends paid                                     (1,369)       (1,096)
                                                      ----------------------
      Net cash from financing activities                15,549        17,710
                                                      ----------------------

Net change in cash and cash equivalents                  4,677         4,059

Cash and cash equivalents at beginning of period        10,772         7,413
                                                      ----------------------

Cash and cash equivalents at end of period            $15,449        $11,472
                                                      ======================

INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements

Summary of  Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc.
(the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at June 30, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1997 Annual Report
of Industrial Bancorp, Inc.   The results of the six months presented are
not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:

                                  For the quarter ended       For the six months ended
                                ------------------------      ------------------------
                                 6/30/98        6/30/97        6/30/98        6/30/97
                                 -------        -------        -------        -------

Basic earnings per share        4,695,479      4,916,645      4,716,806      4,985,873
Diluted earnings per share      4,818,446      4,951,519      4,833,632      5,021,025

      The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share.

Commitments and Contingencies

      As of June 30, 1998, commitments to originate loans and loans in process to be funded in six months or less totaled $18.0 million and commitments to sell loans amounted to $362,000.

      During the second quarter, the Association entered into an agreement to obtain letters of credit from the Federal Home Loan Bank to be used, when necessary, as security pledged against public deposits. As of June 30, 1998, these letters of credit amounted to $7.6 million.

INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

      Total assets increased $18.8 million to $382.8 million at June 30, 1998 from $364.0 million at December 31, 1997. The increase in total assets is primarily attributable to $13.8 million growth in net loans receivable during the first six months of 1998. Cash and cash equivalents also increased to $15.5 million at June 30, 1998 from $10.8 million at December 31, 1997. Liquidity of the Association exceeded the regulatory requirement at June 30, 1998.

      Asset growth was funded primarily by deposit growth of $10.8 million, and $8.0 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Total deposits were $281.8 million at June 30, 1998, compared to $271.0 million at December 31, 1997. During the first quarter, the Association initiated a program to sell upon origination one-to-four-family mortgage loans with fixed rates of interest to Freddie Mac. Loan sales, which began early in June, amounted to $748,000 during the second quarter of 1998. Although unnecessary during the second quarter, the Association intends to continue to fund loan demand in excess of deposit growth and loan sales with additional advances from the FHLB.

      Total shareholders' equity increased to $61.2 million at June 30, 1998 from $60.9 million at December 31, 1997. Net income of $3.9 million for the first six months of 1998 was offset somewhat by $2.1 million in purchases of treasury shares. The Company repurchased 93,864 shares of its common stock during the first six months of 1998. These repurchases represent part of the Company's second 5% buyback plan, which was completed during the second quarter. A third 5% buyback plan, in which another 250,646 treasury shares are to be purchased, was announced during the second quarter and was initiated August 1, 1998.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at June 30, 1998:

                                                                               Minimum Required
                                                                                  For Capital
                                                           Actual              Adequacy Purposes
                                                     -------------------      ------------------
                                                                   ($ in thousands)

Total capital (to risk weighted assets)              $40,955      19.63%      $16,694      8.00%
Tier 1 (core) capital (to risk weighted assets)      $39,161      18.77%      $ 8,347      4.00%
Tier 1 (core) capital (to adjusted total assets)     $39,161      10.28%      $15,241      4.00%
Tangible capital (to adjusted total assets)          $39,161      10.28%      $ 5,715      1.50%

INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Net income for the three and six months ended June 30, 1998 was $1.4 million and $2.8 million, respectively, compared to $1.3 million and $2.5 million, respectively, for the three and six months ended June 30, 1997.
Net interest income was $260,000 and $467,000 more for the three and six months ended June 30, 1998, respectively, than for the comparable periods in 1997.

      Total interest income was $775,000 and $1.6 million more for the three and six months ended June 30, 1998, respectively, than for the comparable periods in 1997. The increases were primarily the result of an increased average balance in net loans receivable, which resulted in an increase of $790,000 and $1.6 million in interest and fees on loans for the second quarter and first six months of 1998, respectively.

Total interest expense was $515,000 and $1.1 million more for the three and six months ended June 30, 1998, respectively, than for the comparable periods in 1997. The cost of FHLB advances during the second quarter and first six months of 1998 amounted to $565,000 and $1.1 million, respectively, compared to $229,000 and $323,000 during the second quarter and first six months of 1997, respectively. The average balance of FHLB advances was significantly greater in 1998 than in 1997. Slightly higher rates of interest paid on increased average interest-bearing deposit balances caused the interest paid on deposits to increase by $179,000 and $377,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

      The provision for loan losses was $55,000 and $100,000 for the three and six months ended June 30, 1998 and 1997, respectively, based upon management's assessment of reasonably foreseeable losses inherent in the loan portfolio for each period.

      Noninterest income for the three and six months ended June 30, 1998 was $174,000 and $314,000, respectively, compared to $111,000 and $223,000, respectively, for the same periods in 1997. The increases are due primarily to higher service fee income on an increased average balance of deposits.

      Noninterest expense for the three and six months ended June 30, 1998 was $1.7 million and $3.3 million, respectively, compared to $1.5 million and $3.1 million for the three and six months ended June 30, 1997, respectively. Salaries and employee benefits expense for the second quarter and first six months of 1998 amounted to $862,000 and $1.7 million,

INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

respectively, compared to $717,000 and $1.5 million for the second quarter and first six months of 1997, respectively, due to a higher number of full-time equivalent employees and normal pay increases. State franchise tax has been reduced from $164,000 and $378,000 for the second quarter and first six months of 1997, respectively, to $120,000 and $240,000 for the second quarter and first six months in 1998, respectively, due to an intercompany transfer of capital from Industrial Savings to Industrial Bancorp late in
1997.   Depreciation expense increased to $98,000 and $196,000 during the three and six months ended June 30, 1998, respectively, compared to $70,000 and $135,000 during the same periods in 1997, respectively, as a result of a substantial upgrade in technology - teller equipment, computers, appraisal department & software - completed during the first quarter of 1998.

INDUSTRIAL BANCORP, INC.
Form 10-Q
Other Information

Part II

Item 1.    Legal Proceedings
           Not applicable.

Item 2.    Changes in Securities
           Not applicable.

Item 3.    Defaults upon Senior Securities
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           At the Annual Meeting of Shareholders held April 21, 1998, Messrs. Lawrence R. Rhoades, Fredric C. Spurck, and Roger O. Wilkinson were elected to two-year terms as directors of the Company and shareholders voted to ratify the selection of Crowe, Chizek & Company as auditors of the Company for the current fiscal year.

           At the Annual Meeting of Shareholders, there were:
           (a) 5,077,800 votes eligible to be cast,
           (b) 4,136,262 votes cast for and 40,263 votes withheld from the election of Mr. Rhoades,
           (c) 4,147,637 votes cast for and 28,888 votes withheld from the election of Mr. Spurck,
           (d) 4,153,913 votes cast for and 22,612 votes withheld from the election of Mr. Wilkinson, and
           (e) 4,146,049 votes cast for, 7,225 votes cast against, and 23,251 abstentions related to the ratification of the selection of Crowe, Chizek & Company as the Company's auditors.

Item 5.    Other Information
           On June 17, 1998 the Company announced its intent to repurchase 5% of its outstanding common shares. The repurchase, on the open market, of up to 250,646 of its common shares will take place during the twelve month period beginning August 1, 1998.

           Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than December 18, 1998. If a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by the Company by February 1, 1999, then the proxies designated by the Board of Directors of the Company for the 1999 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6.    Exhibits and Reports on Form 8-K
           Not applicable.

INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       7/31/98                              /s/ Lawrence R. Rhoades
Date:  _______                         By:  _______________________
                                            Lawrence R. Rhoades
                                            Chairman of the Board and
                                            Chief Financial Officer

       7/31/98                              /s/ David M. Windau
Date:  _______                         By:  _______________________
                                            David M. Windau
                                            President and
                                            Chief Executive Officer