Form 10-Q
period 1998-09-30
INDUSTRIAL BANCORP INC
filed 1998-11-05
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: September 30, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Outstanding as of October 30, 1998:

                    4,894,036 common shares, no par value


        1.

INDUSTRIAL BANCORP, INC.
Form 10-Q
For  the Quarter ended September 30, 1998

Part I - Financial Information

Item 1:  Financial Statements

      Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

      Consolidated Balance Sheets                                     3

      Consolidated Statements of Net Income                           4

      Consolidated Statements of Comprehensive Income                 5

      Consolidated Statements of Shareholders' Equity                 6

      Condensed Consolidated Statements of Cash Flows                 7

      Notes to Consolidated Financial Statements                      8


Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9

Part II - Other Information                                          13

Signatures                                                           14


        2.


INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)


                                                           09/30/98    12/31/97
                                                           --------------------

ASSETS
Cash and noninterest-bearing deposits                      $  1,255    $  1,273
Interest-bearing demand deposits                              1,730       3,499
Overnight deposits                                           15,000       6,000
                                                           --------------------
  Cash and cash equivalents                                  17,985      10,772
Investment securities available for sale, at fair value      20,602      21,030
Investment securities held to maturity
 (fair value: 1998 --  $325; 1997 --  $474)                     302         437
Federal Home Loan Bank stock                                  3,198       2,938
Loans receivable, net                                       338,639     321,669
Office properties and equipment, net                          5,501       4,972
Accrued interest receivable and other assets                  2,422       2,205
                                                           --------------------
    Total assets                                           $388,649    $364,023
                                                           ====================

LIABILITIES
Deposits                                                   $286,309    $270,957
Federal Home Loan Bank advances                              37,000      29,000
Accrued interest payable and other liabilities                3,166       3,204
                                                           --------------------
    Total liabilities                                       326,475     303,161
                                                           --------------------

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                         34,669      34,669
Additional paid-in capital                                    2,148       1,879
Retained earnings                                            36,724      34,569
Treasury stock, at cost: 555,064 shares at 9/30/98,
 451,700 shares at 12/31/97                                  (8,486)     (6,306)
Unearned employee stock ownership plan shares                (3,207)     (3,529)
Unearned compensation                                        (1,359)     (1,753)
Unrealized gain on securities available for sale              1,685       1,333
                                                           --------------------
    Total shareholders' equity                               62,174      60,862
                                                           --------------------
    Total liabilities and shareholders' equity             $388,649    $364,023
                                                           ====================

    Book value per share                                   $  12.44    $  11.93


        3.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income
(Unaudited, $ in thousands except per share data)


                                                       Three months ended     Nine months ended
                                                       09/30/98   09/30/97   09/30/98   09/30/97
                                                       -----------------------------------------
Interest income
  Interest and fees on loans                            $7,201     $6,544     $21,262    $18,992
  Interest and dividends on investment securities          341        402       1,037      1,202
  Interest on deposits                                     208        138         480        319
                                                        ----------------------------------------
    Total interest income                                7,750      7,084      22,779     20,513

Interest expense
  Interest on deposits                                   3,498      3,330      10,163      9,617
  Interest on FHLB advances                                571        327       1,650        650
                                                        ----------------------------------------
    Total interest expense                               4,069      3,657      11,813     10,267
                                                        ----------------------------------------

Net interest income                                      3,681      3,427      10,966     10,246
  Provision for loan losses                                 55         45         155        141
                                                        ----------------------------------------
  Net interest income after provision for loan losses    3,626      3,382      10,811     10,105

Noninterest income
  Service fees and other charges                           161        112         443        315
  Other                                                     73          8         105         28
                                                        ----------------------------------------
    Total noninterest income                               234        120         548        343

Noninterest expense
  Salaries and employee benefits                           846        814       2,540      2,314
  State franchise tax                                      120        192         361        570
  Federal deposit insurance premiums                        42         41         127         93
  Occupancy and equipment                                  106         95         275        262
  Data processing                                          110         91         328        275
  Depreciation                                              91         74         287        209
  Other                                                    322        323       1,042      1,004
                                                        ----------------------------------------
    Total noninterest expense                            1,637      1,630       4,960      4,727
                                                        ----------------------------------------

Income before income tax                                 2,223      1,872       6,399      5,721
Provision for income tax                                   757        642       2,181      1,988
                                                        ----------------------------------------
    Net income                                          $1,466     $1,230     $ 4,218    $ 3,733
                                                        ========================================

  Basic earnings per share                              $ 0.31     $ 0.25     $  0.90    $  0.75
  Diluted earnings per share                            $ 0.31     $ 0.25     $  0.88    $  0.75


        4.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, $ in thousands)


                                              Three months ended      Nine months ended
                                             09/30/98    09/30/97    09/30/98    09/30/97
                                             --------------------------------------------

Net income                                    $1,466      $1,230      $4,218      $3,733
Other comprehensive income, net of tax:
  Change in unrealized gain on securities        177          76         352         279
                                              ------------------------------------------
Comprehensive Income                          $1,643      $1,306      $4,570      $4,012
                                              ==========================================


        5.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)


                                                                 Total
                                                             shareholders'
                                                                 equity
                                                             -------------

Balance at January 1, 1997                                      $62,104
Net income                                                        3,733
Cash dividends                                                   (1,678)
 ($.34 per share)
Purchase of treasury stock                                       (4,440)
 (331,700 shares)
Employee Stock Ownership Plan:
  Shares released                                                   456
Management Recognition Plan:
  Compensation earned                                               394
Change in unrealized gain on securities available for sale          279
                                                                -------
Balance at September 30, 1997                                   $60,848
                                                                =======

Balance at January 1, 1998                                      $60,862
Net income                                                        4,218
Cash dividends                                                   (2,063)
 ($.44 per share)
Purchase of treasury stock                                       (2,321)
 (103,364 shares)
Exercise of stock options                                            92
Employee Stock Ownership Plan:
  Shares released                                                   640
Management Recognition Plan:
  Compensation earned                                               394
Change in unrealized gain on securities available for sale          352
                                                                -------
Balance at September 30, 1998                                   $62,174


        6.


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)


                                                     Nine months ended
                                                   09/30/98    09/30/97
                                                   --------------------

Cash flows from operating activities
Net income                                         $  4,218    $  3,733
Adjustments to reconcile net income to net cash
 from operating activities                              124        (595)
                                                   --------------------


    Net cash from operating activities                4,342       3,138

Cash flows from investing activities
Investment securities available for sale:
  Purchases                                          (5,020)     (9,033)
  Proceeds from maturities                            6,000       9,000
Mortgage-backed securities principal repayments         135          90
Net increase in loans                               (16,393)    (24,984)
FHLB stock purchases                                    (95)        (92)
Properties and equipment expenditures, net             (816)       (206)
                                                   --------------------

    Net cash from investing activities              (16,189)    (25,225)

Cash flows from financing activities
Net increase in deposits                             15,352      10,491
Proceeds from FHLB advances                          10,000      25,000
Repayments of FHLB advances                          (2,000)     (6,000)
Exercise of stock options                                92           -
Purchase of treasury stock                           (2,321)     (4,440)
Cash dividends paid                                  (2,063)     (1,678)
                                                   --------------------

    Net cash from financing activities               19,060      23,373
                                                   --------------------

Net change in cash and cash equivalents               7,213       1,286

Cash and cash equivalents at beginning of period     10,772       7,413
                                                   --------------------

Cash and cash equivalents at end of period          $17,985    $  8,699
                                                    ===================

        7.


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of  Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at September 30, 1998 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1997 Annual Report
of Industrial Bancorp, Inc.   The results of the nine months presented are
not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:


                              For the quarter ended     For the nine months ended
                               9/30/98      9/30/97      9/30/98         9/30/97
                              ---------------------------------------------------

Basic earnings per share      4,684,200    4,858,449    4,705,818       4,942,932
Diluted earnings per share    4,785,754    4,925,044    4,817,733       4,989,785


      The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share.

Commitments and Contingencies

      As of September 30, 1998, commitments to originate loans and loans in process to be funded in nine months or less totaled $15.5 million and commitments to sell loans amounted to $301,000.

      As of September 30, 1998, the Association had outstanding $7.0 million in letters of credit from the Federal Home Loan as security pledged against public deposits.

        8.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

      Total assets increased $24.6 million to $388.6 million at September
30, 1998 from $364.0 million at December 31, 1997. The increase in total assets is primarily attributable to $16.9 million growth in net loans receivable during the first nine months of 1998, as Industrial Savings continues its historical practice of originating predominantly single-family one-to-four family residential mortgage loans in our local markets. Cash and cash equivalents were $18.0 million at September 30, 1998 compared to $10.8 million at December 31, 1997, due primarily to a $7.0 million short-term public deposit secured by a letter of credit. Liquidity of the Association exceeded the regulatory requirement at September 30, 1998.

      Asset growth was funded primarily by deposit growth of $15.3 million, and $8.0 million in advances from the Federal Home Loan Bank of Cincinnati ("FHLB"). Total deposits were $286.3 million at September 30, 1998, compared to $271.0 million at December 31, 1997. During the first quarter, the Association initiated a program to sell, upon origination, certain one-to-four-family mortgage loans with fixed rates of interest to Freddie Mac.
The purpose of the program is to reduce the need to fund loan demand in excess of deposit growth with long-term borrowings and to better manage the Association's interest-rate risk. Industrial Savings intends to retain the servicing of the loans sold under this program. Loan sales during the third quarter of 1998 amounted to $5.2 million.

      Total shareholders' equity increased to $62.2 million at September 30, 1998 from $60.9 million at December 31, 1997. Net income of $4.2 million for the first nine months of 1998 was offset by $2.1 million of dividends to common shareholders and $2.3 million in purchases of treasury shares. The Company repurchased 103,364 shares of its common stock during the first nine months of 1998.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at September 30, 1998:


                                                                         Minimum Required
                                                                            For Capital
                                                          Actual         Adequacy Purposes
                                                    --------------------------------------
                                                               ($ in thousands)

Total capital (to risk weighted assets)             $42,856    20.17%    $16,994     8.00%
Tier 1 (core) capital (to risk weighted assets)     $41,001    19.30%    $ 8,497     4.00%
Tier 1 (core) capital (to adjusted total assets)    $41,001    10.62%    $15,449     4.00%
Tangible capital (to adjusted total assets)         $41,001    10.62%    $ 5,793     1.50%


        9.


Results of Operations

      Net income for the three and nine months ended September 30, 1998 was $1.5 million and $4.2 million, respectively, compared to $1.2 million and $3.7 million, respectively, for the three and nine months ended September 30, 1997. Net interest income was $254,000 and $720,000 more for the three and nine months ended September 30, 1998, respectively, than for the comparable periods in 1997.

      Total interest income was $666,000 and $2.3 million more for the three and nine months ended September 30, 1998, respectively, than for the comparable periods in 1997. The increases were primarily the result of an increased average balance in net loans receivable, which resulted in an increase of $657,000 and $2.3 million in interest and fees on loans for the third quarter and first nine months of 1998, respectively.

      Total interest expense was $412,000 and $1.5 million more for the three and nine months ended September 30, 1998, respectively, than for the comparable periods in 1997. The cost of FHLB advances during the third quarter and first nine months of 1998 amounted to $571,000 and $1.7 million, respectively, compared to $327,000 and $650,000 during the third quarter and first nine months of 1997, respectively. The average balance of FHLB advances was significantly greater in 1998 than in 1997. Interest paid on deposits increased by $168,000 and $546,000 for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997, primarily as a result of increases in average interest-bearing deposit balances.

      The provision for loan losses was $55,000 and $155,000 for the three and nine months ended September 30, 1998 and 1997, respectively, based upon management's assessment of reasonably foreseeable losses inherent in the loan portfolio for each period.

      Noninterest income for the three and nine months ended September 30, 1998 was $234,000 and $548,000, respectively, compared to $120,000 and $343,000, respectively, for the same periods in 1997. The increases are due primarily to higher service fee income on an increased average balance of deposits, and income from servicing rights and gains on the sale of loans to Freddie Mac.

        10.


      Noninterest expense for the three and nine months ended September 30, 1998 was $1.6 million and $5.0 million, respectively, compared to $1.6 million and $4.7 million for the three and nine months ended September 30, 1997, respectively. Salaries and employee benefits expense for the third quarter and first nine months of 1998 amounted to $846,000 and $2.5 million, respectively, compared to $814,000 and $2.3 million for the third quarter and first nine months of 1997, respectively, due to a higher number of full-time equivalent employees and normal pay increases. State franchise tax has been reduced from $192,000 and $570,000 for the third quarter and first nine months of 1997, respectively, to $120,000 and $361,000 for the third quarter and first nine months in 1998, respectively, due to an intercompany dividend from Industrial Savings to Industrial Bancorp late in 1997. Depreciation expense increased to $91,000 and $287,000 during the three and nine months ended September 30, 1998, respectively, compared to $74,000 and $209,000 during the same periods in 1997, respectively, as a result of a substantial upgrade in technology completed during the first quarter of 1998.

Year 2000 Issues

      The Association's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Association can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Association has contracted with and uses a nationally- recognized data processing service bureau which specializes in data processing of financial institutions. In addition to its basic operating activities, the Association's facilities and communications equipment are dependent to varying degrees upon computer systems.

      The Company is aware of the potential Year 2000 related problems that may affect the computers that control or operate the Association's operating systems and infrastructure. In 1997, the Bank formed a Year 2000 committee and assigned them the task of identifying any Year 2000 related problems that may be experienced by the Association's computer-dependent systems.
The Association determined that the front-line teller operating system then in place was not Year 2000 compliant and that the provider had no plans to bring the system into compliance. As a result, the Association invested $660,000 in a new teller transaction system, which consists of Year 2000 compliant hardware and software. The conversion to the new operating system was completed in April 1998.

        11.


      The Association has contacted the companies that supply or service the Association's computer-dependent systems to obtain confirmation that each are either currently or expected to be Year 2000 compliant. In particular, the Association is participating in, monitoring the progress of, and reviewing the results of the testing conducted by its service bureau, whose data processing services are deemed critical to the ongoing operations of the Association. Written results of this testing are expected by yearend, however, verbal assurances have already been given that testing completed to date indicates that their data processing services will be Year 2000 compliant by the end of 1998.

      As a contingency plan, however, the Association has determined that if its service bureau, or any of its service providers, were to have their systems fail, the Association would implement manual systems until such systems could be re-established. The Association does not anticipate that such short-term manual systems would have a material adverse impact upon the operations of the Association. Excluding the costs associated with the conversion to the new teller transaction operating system, the Association has incurred approximately $5,000 of expense in connection with research, planning, and testing of Year 2000 issues.

      In addition to the expense related to its own systems, the Association could incur losses if Year 2000 problems caused a delay in the loan payments of any of the Association's significant borrowers or impaired the payroll systems of large employers in the Association's primary market area.
Because the loan portfolio of the Association is highly diversified with regard to individual borrowers and types of businesses and because the Association's primary market area is not significantly dependent upon one employer or industry, the Association does not anticipate any significant or prolonged Year 2000 related difficulties that would affect net income or cash flow.

        12.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Other Information

Part II

Item 1.    Legal Proceedings
           -----------------
           Not applicable.

Item 2.    Changes in Securities
           ---------------------
           Not applicable.

Item 3.    Defaults upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Not applicable.

Item 5.    Other Information
           -----------------
           Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than December 18, 1998. If a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by the Company by February 1, 1999, then the proxies designated by the Board of Directors of the Company for the 1999 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           Not applicable.

        13.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  10/30/98                        By: /s/ Lawrence R. Rhoades
      -------------                        ----------------------------
                                           Lawrence R. Rhoades
                                           Chairman of the Board and
                                           Chief Financial Officer

Date:  10/30/98                        By: /s/ David M. Windau
      -------------                        ----------------------------
                                           David M. Windau
                                           President and
                                           Chief Executive Officer