Form 10-K
period 1998-12-31
INDUSTRIAL BANCORP INC
filed 1999-03-29
CIK 942899

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from______________to___________________

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

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the
past 90 days. Yes X   No
                  ---    ---

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq National Market as of March 16, 1999, was $81,922,859. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of March 16, 1999, there were 4,730,886 of the Registrant's Common Shares issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-K - Portions of 1998 Annual Report to Shareholders
         Part III of Form 10-K - Portions of Proxy Statement for the
                     1999 Annual Meeting of Shareholders


                                   PART I

Item 1.  Description of Business

General

      Industrial Bancorp, Inc. (the "Holding Company" or the "Corporation") was incorporated in the State of Ohio in February 1995 for the purpose of owning all of the outstanding capital stock of The Industrial Savings and Loan Association ("Industrial" or the "Association") issued upon the conversion of the Association from a mutual savings association to a permanent capital stock savings association (the "Conversion"). On August 1, 1995, the effective date of the Conversion, the Holding Company acquired all 100 shares of the capital stock of the Association.

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

      The Association conducts business from its main office at 211 N. Sandusky Street in Bellevue, Ohio, its nine branch offices and its one loan production office in the northern Ohio communities of Ashland, Bellevue, Clyde, Findlay, Fremont, Mansfield, Norwalk, Sandusky, Tiffin and Willard. The Association is principally engaged in the business of originating construction and permanent mortgage loans secured by first mortgages on one- to four-family residential real estate located in the Association's primary market area, which consists of the seven Ohio counties in which its offices are located: Ashland, Erie, Hancock, Huron, Richland, Sandusky and Seneca. The Association also originates construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area. In addition to real estate loans, the Association originates a limited number of commercial loans and secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits and loan principal repayments. Advances from the FHLB of Cincinnati are also utilized as an additional source of funds.

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

Lending Activities

      General. The Association's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in the Association's primary market area. Loans secured by multifamily properties containing more than four units and nonresidential properties, including construction loans, are also offered by the Association. The Association does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, the Association originates a limited number of commercial loans and consumer loans, including education loans, loans secured by deposit accounts, automobile loans and a limited number of unsecured loans. As an approved Federal Home Loan Mortgage Corporation seller/servicer, the Association sells certain residential real estate mortgage loans in the secondary market.

      Loan Portfolio Composition. The following table presents certain information regarding the composition of the Association's loan portfolio at the dates indicated:


                                                                     At December 31,
                         -------------------------------------------------------------------------------------------------------
                                1998                 1997                 1996                 1995                 1994
                         -------------------  -------------------  -------------------  -------------------  -------------------
                                    Percent              Percent              Percent              Percent              Percent
                                    of total             of total             of total             of total             of total
                         Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans    Amount      Loans
                         -------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Real estate loans:
  One- to four-family    $279,237    83.87%   $278,438    85.00%   $248,694    85.35%   $226,868    85.90%   $207,943    86.61%
  Home equity              16,624     4.99      15,407     4.70      11,651     4.00       8,546     3.24       5,509     2.29
  Multifamily               9,165     2.75       8,170     2.49       9,028     3.10       8,213     3.11       8,019     3.35
  Nonresidential           10,979     3.31      10,521     3.21       8,842     3.03       9,100     3.45       6,511     2.71
  Construction (1)         11,607     3.49      10,341     3.16       8,765     3.01       6,746     2.55       7,187     2.99
                         -----------------------------------------------------------------------------------------------------

      Total real estate
       loans              327,612    98.41     322,877    98.56     286,980    98.49     259,473    98.25     235,169    97.95

Commercial loans              451     0.14         297     0.09         398     0.14         585     0.22         666     0.28

Consumer loans:
  Education loans           1,073     0.32       1,155     0.35       1,268     0.44       1,456     0.55       1,650     0.68
  Loans on deposits         1,307     0.39       1,258     0.39       1,087     0.37         987     0.38       1,032     0.43
  Automobile loans          1,545     0.46       1,189     0.36         773     0.27         826     0.31         807     0.34
  Other consumer loans        934     0.28         806     0.25         831     0.29         771     0.29         763     0.32
                         -----------------------------------------------------------------------------------------------------

      Total consumer
       loans                4,859     1.45       4,408     1.35       3,959     1.37       4,040     1.53       4,252     1.77
                         -----------------------------------------------------------------------------------------------------

Total loans               332,922   100.00%    327,582   100.00%    291,337   100.00%    264,098   100.00%    240,087   100.00%
                                    ======               ======               ======               ======               ======
  Less:
    Deferred loan
     origination fees      (4,020)              (4,171)              (3,977)              (3,598)              (3,341)
    Allowance for
     loan losses           (1,930)              (1,742)              (1,557)              (1,376)              (1,209)
                         --------             --------             --------             --------             --------

      Net loans          $326,972             $321,669             $285,803             $259,124             $235,537
                         ========             ========             ========             ========             ========

--------------------
<F1>  Net of the undisbursed portion of construction loans.


      Loan Maturity. The following table sets forth certain information as of December 31, 1998, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.


                                                                       Due in years
                                    ----------------------------------------------------------------------------------
                                                                 2002        2004       2009       2019
                                                                  and       through    through      and
                                      1999     2000    2001      2003        2008       2018       After        Total
                                    ----------------------------------------------------------------------------------
                                                                      (In thousands)

Real estate loans:
  One- to four-family               $ 1,028    $185    $  575    $ 6,953    $26,561    $72,685    $171,250    $279,237
  Home equity                        16,624       -         -          -          -          -           -      16,624
  Multifamily and nonresidential        545      14       933      4,470      1,420     10,393       2,369      20,144
  Construction                        1,616      73        11        112        122      1,289       8,384      11,607
  Commercial loans                      442       -         -          9          -          -    -    451
  Consumer loans                      1,799     430       656      1,001        804        158          11       4,859
                                    ----------------------------------------------------------------------------------
      Total                         $22,054    $702    $2,175    $12,545    $28,907    $84,525    $182,014    $332,922
                                    ==================================================================================


      The following table sets forth the dollar amount of all loans which will become due more than one year after December 31, 1998, and which have predetermined interest rates or adjustable interest rates:


                               Due more than
                              one year after
                             December 31, 1998
                             -----------------
                              (In thousands)

Fixed interest rates              $229,731
Adjustable interest rates           81,137
                                  --------
                                  $310,868
                                  ========


      Loans Secured by One- to Four-Family Real Estate. The principal lending activity of the Association is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within the Association's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At December 31, 1998, the Association's one- to four-family residential real estate loan portfolio was $279.2 million, or 84% of total loans.

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

      At December 31, 1998, the Association had $16.6 million, or 5% of total loans, in home equity loans.

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

      At December 31, 1998, loans secured by multifamily properties totaled $9.2 million, or 3% of total loans.

      Loans Secured by Nonresidential Real Estate. At December 31, 1998, $11.0 million, or 3%, of the Association's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have adjustable rates, terms of up to 25 years and LTVs of up to 75%. Among the properties securing nonresidential real estate loans are office buildings and motel and retail properties located in the Association's primary market area.

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

      Construction Loans. The Association makes loans for the construction of single-family houses, multifamily properties and nonresidential real estate projects. At December 31, 1998, the Association's loan portfolio included $11.6 million in construction loans, net of undisbursed proceeds, or 3% of total loans.

      The Association's construction loan portfolio at December 31, 1998, consisted primarily of loans to individuals and builders for the construction and permanent financing of single-family residences. Such loans are offered with fixed or adjustable rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. At December 31, 1998, loans for the construction of nonresidential real estate totaled $595,000.

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

      Commercial Loans. The Association occasionally makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At December 31, 1998, the Association's commercial loan portfolio was $451,000, or less than 1% of total loans.

      Consumer Loans. The Association makes various types of consumer loans, including education loans, loans made to depositors on the security of their deposit accounts, automobile loans and other secured loans and unsecured personal loans. Consumer loans are made at fixed rates of interest and for varying terms based on the type of loan. At December 31, 1998, the Association had $4.9 million, or 1% of total loans, invested in consumer loans.

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

      Loan applications for permanent real estate loans are taken by loan personnel in the office where the loan is originated. The Association typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Association's underwriting guidelines to the Association's Executive Committee or Underwriting Committee. All loans are ratified by the full Board of Directors.

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

      Loan Originations, Purchases and Sales. The Association originates both fixed-rate and ARM loans for its portfolio. A majority of the loans in the Association's portfolio conform to the secondary market standards of the Federal Home Loan Mortgage Corporation (the "FHLMC") or the Federal National Mortgage Association (the "FNMA"). In an effort to reduce interest rate risk and due to the favorable market conditions to do so, the Association, beginning in the second quarter of 1998, initiated a program to sell a portion of the Association's fixed-rate loan originations in the secondary market. The Association intends to continue to charge a higher interest rate on loans that do not conform to FHLMC or FNMA standards to mitigate the increased interest rate risk associated with loans that cannot be readily sold. At December 31, 1998, the Association had $21.1 million of loans serviced for others.

      The following table presents the Association's loan origination, purchase and sale activity for the periods indicated:


                                                              Year ended December 31,
                                               -----------------------------------------------------
                                                 1998        1997       1996       1995       1994
                                               -----------------------------------------------------
                                                                  (In thousands)

Loans originated:
  One- to four-family residential              $ 88,834    $ 74,289    $58,626    $46,007    $50,809
  Multifamily residential                           844         211        702        375        149
  Nonresidential                                  2,335         817        957        848        446
  Construction                                   21,298      22,911     18,751     17,478     15,986
  Commercial                                      2,175       1,674        624        601        836
  Consumer                                        3,327       2,891      2,572      2,568      2,627
                                               -----------------------------------------------------
    Total loans originated                      118,813     102,793     82,232     67,877     70,853

Loan participations purchased                     2,175       1,025          -          -          -

Reductions:
  Principal repayments                          101,360      64,950     54,521     40,609     40,571
  Loans sold                                     17,663           -          -      1,250          -
  Transfers from loans to real estate owned          46          71          -         33        276
                                               -----------------------------------------------------
    Total reductions                            119,069      65,021     54,521     41,892     40,847

Increase (decrease) in other items, net (1)      (3,384)      2,931      1,032      2,398       (530)
                                               -----------------------------------------------------
Net increase                                   $  5,303    $ 35,866    $26,679    $23,587    $30,536
                                               =====================================================

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

      Based on such limits, the Association was able to lend approximately $5.4 million to one borrower at December 31, 1998. The largest amount the Association had outstanding to one borrower and related persons or entities at December 31, 1998, was $3.9 million, consisting of a number of residential rental and condominium development projects in the Association's primary market area.

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                At December 31,
                          --------------------------------------------------------------------------------------------
                                      1998                            1997                            1996
                          ----------------------------    ----------------------------    ----------------------------
                                              Percent                         Percent                         Percent
                                              of Total                        of Total                        of Total
                          Number    Amount     loans      Number    Amount     loans      Number    Amount     loans
                          --------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)

Loans delinquent for:
  30 - 59 days             114      $2,336      0.70%       75      $2,019      0.62%       65      $1,267      0.43%
  60 - 89 days              35       1,266      0.38        49       1,327      0.40        34         575      0.20
  90 days and over          71       1,285      0.39        38         763      0.23        75         999      0.34
                           -----------------------------------------------------------------------------------------
Total delinquent loans     220      $4,887      1.47%      162      $4,109      1.25%      174      $2,841      0.97%
                           =========================================================================================

                                                 At December 31,
                          ------------------------------------------------------------
                                      1995                            1994
                          ----------------------------    ----------------------------
                                              Percent                         Percent
                                              of Total                        of Total
                          Number    Amount     loans      Number    Amount     loans
                          ------------------------------------------------------------
                                             (Dollars in thousands)

Loans delinquent for:
  30 - 59 days             70       $1,238      0.47%      56       $1,394      0.58%
  60 - 89 days             47          749      0.28       36        1,342      0.56
  90 days and over         73        1,502      0.57       47        1,142      0.48
                          ----------------------------------------------------------
Total delinquent loans    190       $3,489      1.32%     139       $3,878      1.62%
                          ==========================================================


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

      The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other nonperforming assets at the dates indicated:


                                                               At  December 31,
                                              --------------------------------------------------
                                               1998       1997       1996       1995       1994
                                              --------------------------------------------------
                                                              (Dollars in thousands)

Accruing loans delinquent 90 days or more     $  512     $  294     $  721     $  939     $  874
Loans accounted for on a nonaccrual basis:
  Real estate:
    One- to four-family                          963        710        504        621        548
    Multifamily                                    -          -          -          -          -
    Nonresidential                                 -         10          -          7         63
  Consumer                                        13         18         13          5         13
                                              --------------------------------------------------
      Total nonaccrual loans                     976        738        517        633        624
                                              --------------------------------------------------
      Total nonperforming loans                1,488      1,032      1,238      1,572      1,498

Real estate owned                                  5         76          5          5         40
                                              --------------------------------------------------

      Total nonperforming assets              $1,493     $1,108     $1,243     $1,577     $1,538
                                              ==================================================

Allowance for loan losses                     $1,930     $1,742     $1,557     $1,376     $1,209
                                              ==================================================

Nonperforming assets as a
 percent of total assets                        0.38%      0.31%      0.38%      0.49%      0.58%
Nonperforming loans as a
 percent of total loans                         0.45%      0.32%      0.42%      0.60%      0.62%
Allowance for loan losses as a
 percent of nonperforming loans               129.72%    168.76%    125.77%     87.53%     80.71%


      For the year ended December 31, 1998, gross interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was $22,000. Interest collected on such loans and included in net income was $12,000.

      Real estate acquired by the Association as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. REO is recorded by the Association at the estimated fair value of the real estate at the date of acquisition, less estimated selling expenses, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized to the extent of fair value.

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

      The aggregate amounts of the Association's classified assets at the dates indicated were as follows:


                                             At December 31,
                               ------------------------------------------
                                1998     1997    1996     1995      1994
                               ------------------------------------------
                                             (In thousands)

Substandard                    $1,482    $786    $874    $1,408    $1,441
Doubtful                            -       -       -         -         -
Loss                               23      45      54        46        74
                               ------------------------------------------
    Total classified assets    $1,505    $831    $928    $1,454    $1,515
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

      Allowance for Loan Losses. Senior management, with oversight by the Board, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

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

      The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:


                                              Year ended December 31,
                                   ----------------------------------------------
                                    1998      1997      1996      1995      1994
                                   ----------------------------------------------
                                               (Dollars in thousands)

Balance at beginning of period     $1,742    $1,557    $1,376    $1,209    $1,001

Charge-offs                           (14)       (2)        -       (17)       (4)
Recoveries                              2         1         1         4        12
                                   ----------------------------------------------
Net (charge-offs) recoveries          (12)       (1)        1       (13)        8
Provision for loan losses             200       186       180       180       200
                                   ----------------------------------------------
Balance at end of year             $1,930    $1,742    $1,557    $1,376    $1,209
                                   ==============================================
Net (charge-offs) recoveries to
 average loans                       0.00%     0.00%     0.00%    (0.01)%    0.00%
Allowance for loan losses to
 total loans                         0.59%     0.54%     0.53%     0.52%     0.50%


      The following table sets forth the allocation of the Association's allowance for loan losses by type of loan at the dates indicated:


                               1998                     1997                     1996
                       ---------------------    ---------------------    ---------------------
                                 Percent of               Percent of               Percent of
                                    loans                    loans                    loans
                                   in each                  in each                  in each
                                 category to              category to              category to
                       Amount    total loans    Amount    total loans    Amount    total loans
                       -----------------------------------------------------------------------
                                                (Dollars in thousands)

Balance at year end
 applicable to:
  Real estate loans    $1,442         98%       $1,303         99%       $1,166         99%
Commercial loans           38          -            34          -            30          -
Consumer loans            164          2           151          1           134          1
Unallocated               286          -           254          -           227          -
                       -------------------------------------------------------------------
Total                  $1,930        100%       $1,742        100%       $1,557        100%
                       ===================================================================


                               1995                     1994
                       ---------------------    ---------------------
                                 Percent of               Percent of
                                    loans                    loans
                                   in each                  in each
                                 category to              category to
                       Amount    total loans    Amount    total loans
                       ----------------------------------------------
                                   (Dollars in thousands)

Balance at year end
 applicable to:
  Real estate loans    $1,036         98%       $  913         98%
  Commercial loans         27          -            23          -
  Consumer loans          112          2           103          2
  Unallocated             201          -           170          -
                       ------------------------------------------
      Total            $1,376        100%       $1,209        100%
                       ==========================================


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

      The following table sets forth the composition of the Association's interest-bearing deposits, investment securities and mortgage-backed securities at the dates indicated:


                                                                            At December 31,
                                         -------------------------------------------------------------------------------------
                                                           1998                                         1997
                                         ----------------------------------------     ----------------------------------------
                                         Carrying     % of       Fair       % of      Carrying     % of       Fair       % of
                                           value      total      value      total       value      total      value      total
                                         -------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)


Interest-bearing deposits:
  Demand deposits                        $ 5,469      11.16%    $ 5,469     11.16%    $ 3,499      11.30%    $ 3,499     11.29%
  Overnight deposits                      22,000      44.91      22,000     44.89       6,000      19.38       6,000     19.35
                                         -------------------------------------------------------------------------------------

      Total interest-bearing deposits     27,469      56.07      27,469     56.05       9,499      30.68       9,499     30.64

Investment securities:
  U.S. Treasury securities:
    Available for sale                    12,156      24.81      12,156     24.81      16,048      51.82      16,048     51.76
  U.S. agency securities:
    Available for sale                     6,042      12.33       6,042     12.33       3,011       9.72       3,011      9.71
  Equity securities (1)                    3,037       6.20       3,037      6.20       1,971       6.37       1,971      6.36
                                         -------------------------------------------------------------------------------------
      Total investment securities         21,235      43.34      21,235     43.34      21,030      67.91      21,030     67.83
                                         -------------------------------------------------------------------------------------
  Mortgage-backed securities                 283       0.59         302      0.61         437       1.41         474      1.53
                                         -------------------------------------------------------------------------------------
Total investments                        $48,987     100.00%    $49,006    100.00%    $30,966     100.00%    $31,003    100.00%
                                         =====================================================================================


                                                      At December 31,
                                         ----------------------------------------
                                                           1996
                                         ----------------------------------------
                                         Carrying     % of       Fair       % of
                                           value      total      value      total
                                         ----------------------------------------
                                                  (Dollars in thousands)


Interest-bearing deposits:
  Demand deposits                        $ 2,101       7.03%    $ 2,101      7.02%
  Overnight deposits                       4,000      13.38       4,000     13.36
                                         ----------------------------------------

      Total interest-bearing deposits      6,101      20.41       6,101     20.38

Investment securities:
  U.S. Treasury securities:
    Available for sale                    21,938      73.38      21,938     73.27
  U.S. agency securities:
    Available for sale                         -          -           -         -
  Equity securities (1)                    1,298       4.34       1,298      4.33
                                         ----------------------------------------
      Total investment securities         23,236      77.72      23,236     77.60
                                         ----------------------------------------
  Mortgage-backed securities                 561       1.87         608      2.02
                                         ----------------------------------------
Total investments                        $29,898     100.00%    $29,945    100.00%
                                         ========================================

--------------------
<F1>  Comprised of Federal Home Loan Mortgage Corporation preferred stock.


      The maturities of the Association's interest-bearing deposits, investment securities and mortgage-backed securities at December 31, 1998, are as follows:


                                                                 At December 31, 1998
                               ----------------------------------------------------------------------------------------
                                                       After one through          After five             After  ten
                                 One year or less          five years         through ten years            years
                               -------------------    -------------------    -------------------    -------------------
                               Carrying    Average    Carrying    Average    Carrying    Average    Carrying    Average
                                 value      yield       value      yield       value      yield       value      yield
                               ----------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Interest-bearing deposits      $27,469      4.68%      $    -         -%       $  -          -%       $  -           -%
U.S. Treasury securities         6,018      5.52        6,138      6.33           -          -           -           -
U.S. agency securities           4,014      5.87        2,028      6.09           -          -           -           -
Mortgage-backed securities           -         -           58      9.82          12       8.50         213       10.76
                               ---------------------------------------------------------------------------------------
      Total                    $37,501      4.94%      $8,224      6.30%       $ 12       8.50%       $213       10.76%
                               =======================================================================================


                                       At December 31, 1998
                               ------------------------------------

                                               Total
                               ------------------------------------
                               Carrying    Market    Weighted
                                 value     value     average yield
                               ------------------------------------
                                      (Dollars in thousands)

Interest-bearing deposits      $27,469     $27,469        4.68%
U.S. Treasury securities        12,156      12,156        5.92
U.S. agency securities           6,042       6,042        5.94
Mortgage-backed securities         283         302       10.47
                               -------------------------------
      Total                    $45,950     $45,969        5.21%
                               ===============================


Not included in the preceding table is $3.0 million of Federal Home Loan Mortgage Corporation preferred stock which has no stated maturity.

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

      Deposits. Deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, regular passbook savings accounts, term certificate accounts, IRAs and Keogh accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on the Association's liquidity requirements, growth goals and interest rates paid by competitors. The Association does not use brokers to attract deposits. The amount of deposits from outside the Association's primary market area is not significant.

      At December 31, 1998, the Association's certificates of deposit totaled $207.9 million, or 72% of total deposits. Of such amount, approximately $142.4 million in certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If deviation from historical experience occurs, the Association can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds, up to the Association's limit on such borrowings, which was $69.1 million at December 31, 1998.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:


                                                                                 December 31,
                              ------------------------------------------------------------------------------------------------
                                  Weighted               1998                        1997                        1996
                              average rate at  ------------------------    ------------------------    -----------------------
                                December 31,              Percent of                  Percent of                  Percent of
                                   1998        Amount    total deposits    Amount    total deposits    Amount    total deposits
                              -------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)

Transaction accounts:
  Noninterest-bearing demand
   deposits                           -%       $  4,009       1.39%        $  3,287       1.21%        $  3,173       1.22%
  Passbook savings accounts        3.10          54,258      18.80           52,622      19.43           53,410      20.62
  NOW accounts                     2.90          17,750       6.15           15,277       5.64           14,321       5.53
  Money market accounts            3.00           4,713       1.63            4,049       1.49            4,531       1.75
                                               ---------------------------------------------------------------------------
    Total transaction accounts                   80,730      27.97           75,235      27.77           75,435      29.12

Certificates of deposit:
  4.01% -  6.00%                   5.42         149,696      51.87          120,113      44.33          130,367      50.32
  6.01% -  8.00%                   6.17          33,578      11.64           51,020      18.83           28,962      11.18
  8.01% - 10.00%                      -               -          -                -          -                6       0.00
  Adjustable-rate (1)              5.45          24,580       8.52           24,589       9.07           24,304       9.38
                                               ---------------------------------------------------------------------------
      Total certificates
       of deposit                  5.54         207,854      72.03          195,722      72.23          183,639      70.88
                                               ---------------------------------------------------------------------------
      Total deposits               4.80%       $288,584     100.0%         $270,957     100.0%         $259,074     100.0%
                                               ==========================================================================

--------------------
<F1>  Consists of IRA and Keogh accounts, the rates on which adjust monthly at the discretion of the Association.


      The Association bids on deposits of public funds from entities in its primary market area. The amount of such deposits was approximately $20.8 million at December 31, 1998.

      The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 1998:


                                                         Amount Due
                                 ----------------------------------------------------------
                                               Over         Over
                                   Up to     1 year to    2 years to      Over
Rate                             one year     2 years      3 years      3 years      Total
-------------------------------------------------------------------------------------------
                                                       (In thousands)

4.01% to 6.00%                   $110,709     $18,155      $15,170      $5,662     $149,696
6.01% to 8.00%                     15,622      11,332        4,958       1,666       33,578
Adjustable rate                    16,065       8,515            -           -       24,580
                                 ----------------------------------------------------------
Total certificates of deposit    $142,396     $38,002      $20,128      $7,328     $207,854
                                 ==========================================================


      The following table presents the amount of the Association's certificates of deposit of $100,000 or more, by the time remaining until maturity, at December 31, 1998:


Maturity                         Amount
----------------------------------------
                             (In thousands)

Three months or less             $   479
Over 3 months to 6 months          7,376
Over 6 months to 12 months        25,839
Over 12 months                    12,201
                                 -------
      Total                      $45,895
                                 =======


      The following table sets forth the Association's deposit account balance activity for the periods indicated:


                                              Year ended December 31,
                                         --------------------------------
                                           1998        1997        1996
                                         --------------------------------
                                              (Dollars in thousands)

Beginning balance                        $270,957    $259,074    $238,282
  Deposits                                445,214     166,892     399,604
  Withdrawals                            (438,622)   (165,456)   (388,210)
                                         --------------------------------
Net deposits before interest credited     277,549     260,510     249,676
  Interest credited                        11,035      10,447       9,398
                                         --------------------------------
Ending balance                           $288,584    $270,957    $259,074
                                         ================================

  Net increase                           $ 17,627    $ 11,883    $ 20,792
  Percent increase                            6.5%        4.6%        8.7%


      Borrowings. The FHLB system functions as a central reserve bank, providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). If an association meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, it will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1998, the Association was in compliance with the QTL test.

      The following table sets forth the maximum month-end balance and average balance of the Association's FHLB advances during the periods indicated:


                                 Year ended December 31,
                              ----------------------------
                               1998       1997       1996
                              ----------------------------
                                 (Dollars in thousands)

Maximum balance               $37,000    $29,000    $2,000
Average balance                35,692     16,615       462
Average interest rate paid       6.15%      6.38%     4.76%


      At December 31, 1998, the Association had outstanding FHLB advances totaling $35.0 million, with a weighted average interest rate of 6.11%.

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

Employees

      As of December 31, 1998, the Association had 84 full-time employees and 8 part-time employees. The Association believes that relations with its employees are excellent. The Association offers health and disability benefits, life insurance and an employee stock ownership plan. None of the employees of the Association are represented by a collective bargaining unit.

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

      Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and Industrial may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Industrial may engage and would probably subject Industrial to more regulation by the FDIC. In addition, the Holding Company might become subject to different holding company regulations, including separate capital requirements. At this time, the Holding Company cannot predict when or whether Congress may actually pass legislation regarding the Holding Company's and Industrial's regulatory requirements or charter. Although such legislation may change the activities in which either the Holding Company and Industrial may engage, it is not anticipated that the current activities of the Holding Company or Industrial will be materially affected by those activity limits.

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (i) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (ii) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4%, and core capital of 4% (except for associations receiving the highest examination rating, in which case the level is 3%) but are not well-capitalized; (iii) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (iv) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% or core capital of less than 3%; and (v) critically undercapitalized associations are those with core capital of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Industrial's capital at December 31, 1998, met the standards for a well-capitalized institution.

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

      Liquidity. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association's acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Industrial at December 31, 1998, was approximately $31.1 million, or 7.90%, which exceeded the 4% liquidity requirement by approximately $18.8 million.

      Qualified Thrift Lender Test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At
December 31, 1998, Industrial met the QTL test.

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

      Based on such limits, Industrial was able to lend approximately $5.4 million to one borrower at December 31, 1998. The largest amount Industrial had outstanding to any group of affiliated borrowers at December 31, 1998, was $3.9 million, which consisted of forty-four loans, secured by a number of residential rental and condominium development projects. At December 31, 1998, such loans were performing in accordance with their terms.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed Industrial's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of Industrial with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Industrial was in compliance with such restrictions at December 31, 1998.

      All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. The Holding Company will be an affiliate of Industrial. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Industrial was in compliance with these requirements and restrictions at December 31, 1998.

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

      The Holding Company is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings and loan association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings and loan association subsidiary of a holding company fails to meet the QTL, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1998, Industrial met the QTL.

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

      The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. BIF assessments for healthy banks in 1997 were $.012 per $100 in deposits, and SAIF assessments for healthy institutions in 1997 were $.061 per $100 in deposits.

FRB Regulations

      FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts over $46.5 million. At December 31, 1998, Industrial was in compliance with this reserve requirement.

Federal Home Loan Banks

      The FHLBs provide credit to their members in the form of advances. Industrial is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Industrial's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. Industrial was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $3.3 million at December 31, 1998.

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

      Based on Industrial's average gross receipts of $28.5 million for the three tax years ending on December 31, 1998, Industrial would not qualify as a small corporation exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Industrial to the Holding Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Industrial's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, Industrial's pre-1988 reserves for tax purposes totaled approximately $4.2 million. Industrial believes it had approximately $2.4 million of accumulated earnings and profits for tax purposes as of December 31, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Industrial will have current or accumulated earnings and profits in subsequent years.

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

Item 2.  Description of Property

      The following table sets forth certain information at December 31, 1998, regarding the office facilities of the Association:


                                Owned or     Date                  Net book
          Location               leased    acquired    Deposits    value
          -----------------------------------------------------------------
                                           (In thousands)

30 East Main Street              Owned     11/04/94    $29,325      $1,137
Ashland, Ohio 44805

203 North Sandusky Street (1)    Owned     02/25/93          -          64
Bellevue, Ohio  44811

211 North Sandusky Street        Owned     05/06/72     56,034         349
Bellevue, Ohio  44811

225 North Main Street            Owned     06/05/75     15,116         103
Clyde, Ohio  43410

1500 Bright Road                 Owned     01/29/93     20,783       1,027
Findlay, Ohio  45840

321 West State Street            Owned     06/30/87     19,225         218
Fremont, Ohio  43420

2080 Ferguson Road               Leased           -          -           -
Mansfield, Ohio  44906

50 West Main Street              Owned     08/06/76     43,056         261
Norwalk, Ohio  44857

51 West Main Street (2)          Owned     09/11/92          -         193
Norwalk, Ohio  44587

4112 Milan Road                  Owned     02/29/88     14,242         429
Sandusky, Ohio  44870

48 East Market Street (3)        Owned     06/15/83     55,006         335
Tiffin, Ohio  44883

796 West Market Street (3)       Owned     12/18/90          -         227
Tiffin, Ohio  44883

301 Myrtle Avenue                Owned     05/07/77     35,887         142
Willard, Ohio  44890

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

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters

      The information contained in the 1998 Annual Report to Shareholders of the Corporation (the "Annual Report"), a copy of which is attached hereto as
Exhibit 13, under the caption "Common Stock Information," is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information contained in the Annual Report under the caption "Selected Consolidated Financial Data" is incorporated herein by reference. The dividend pay-out ratio (dividends declared per share as a percentage of basic earnings per share) of the Company was 48.4% for 1998, 46.2% for 1997 and 53.2% for 1996. The dividend pay-out ratio for 1996 excludes the $3.50 per share special return of capital distribution.

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

Item 8.  Financial Statements and Supplemental Data

      The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated January 15, 1999, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

      The information contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), filed with the Securities and Exchange Commission (the "Commission") on March 16, 1999, under the captions "Election of Directors" and "Executive Officers," is incorporated herein by reference.

Item 11. Executive Compensation

      The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

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

      3(a)    Articles of Incorporation

      3(b)    Certificate of Amendment to Articles of Incorporation

      3(c)    Code of Regulations

      11      Statement Regarding Computation of Per Share Earnings

      13      Annual Report to Shareholders

      21      Subsidiaries of Registrant

      27      Financial Data Schedule

      99      Proxy Statement for 1999 Annual Meeting of Shareholders


(b) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)   Reports on Form 8-K. There were no reports filed during 1998.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDUSTRIAL BANCORP, INC.

                                       By:  /s/ David M. Windau
                                            ------------------------------
                                            David M. Windau, Chief Executive
                                            Officer (Duly Authorized
                                            Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/  David M. Windau                   /s/ Lawrence R. Rhoades
-----------------------------          -----------------------------------
David M. Windau, President,            Lawrence R. Rhoades, Chairman of the
Chief Executive Officer and Director   Board, Chief Financial Officer and
                                       Director

Date:  March 16, 1999                  Date:  March 16, 1999

/s/ Graydon H. Hayward                 /s/ Leon W. Maginnis
-----------------------------          -----------------------------------
Graydon H. Hayward, Director           Leon W. Maginnis, Director

Date:  March 16, 1999                  Date:  March 16, 1999

-----------------------------          -----------------------------------
Bob Moore, Director                    Fredric C. Spurck, Director

Date:  March 16, 1999                  Date:  March 16, 1999

/s/  Roger O. Wilkinson
-----------------------------
Roger O. Wilkinson, Director

Date:  March 16, 1999

                              INDEX TO EXHIBITS

Exhibit Number

     3(a)         Articles of Incorporation
                  Incorporated by reference to the Registration Statement on Form S-1 filed by the Holding Company on March 23, 1995 (the "S-1") with the Securities and Exchange Commission,
                  Exhibit 3.1

     3(b)         Certificate of Amendment to Articles of Incorporation

     3(c)         Code of Regulations
                  Incorporated by reference to the S-1, Exhibit 3.2 Incorporated by reference to the S-1, Exhibit 3.3

    11 Statement Regarding Computation of Per Share Earnings Incorporated by reference to Note 1 to the Financial Statements included in the Annual Report

    13            Annual Report to Shareholders

    21            Subsidiaries of the Registrant

    27            Financial Data Schedule

    99 Proxy Statement for 1999 Annual Meeting of Shareholders Incorporated by reference to the Proxy Statement, filed with the Securities and Exchange Commission on March 16, 1999