Form 10-Q
period 1999-03-31
INDUSTRIAL BANCORP INC
filed 1999-05-11
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: March 31, 1999
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

         0-26248                                        34-1800830
-------------------------------------------------------------------------
  (Commission File No.)                           (IRS Employer I.D. No.)

                          INDUSTRIAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                    OHIO
           ------------------------------------------------------
                  (State of jurisdiction or incorporation)

211 North Sandusky Street, Bellevue, Ohio                         44811
-------------------------------------------------------------------------
 (Address of principal executive office)                       (Zip Code)

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

                       Outstanding as of May 10, 1999:

                    4,666,826 common shares, no par value

        1.


INDUSTRIAL BANCORP, INC.
Form 10-Q
For the Quarter ended March 31, 1999

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


INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)


                                                     03/31/99      12/31/98
                                                     --------      --------

ASSETS
Cash and noninterest-bearing deposits                $  1,177      $  1,067
Interest-bearing demand deposits                        2,159         5,469
Overnight deposits                                     31,000        22,000
                                                     ----------------------
      Cash and cash equivalents                        34,336        28,536
Investment securities available for sale,
 at fair value                                         19,724        21,235
Investment securities held to maturity
 (fair value: 1999 = $272, 1998 = $302)                   256           283
Loans receivable, net                                 320,190       326,972
Federal Home Loan Bank stock                            3,310         3,256
Office properties and equipment, net                    5,721         5,387
Accrued interest receivable                             2,135         2,051
Other assets                                              503           339
                                                     ----------------------
      Total assets                                   $386,175      $388,059
                                                     ======================

LIABILITIES
Deposits                                              292,216       288,584
Federal Home Loan Bank advances                        31,000        35,000
Accrued interest payable and other liabilities          3,699         3,734
                                                     ----------------------
      Total liabilities                               326,915       327,318
                                                     ----------------------

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                   34,669        34,669
Additional paid-in capital                              2,567         2,472
Retained earnings                                      38,171        37,522
Accumulated other comprehensive income                  1,778         2,101
Unearned employee stock ownership plan shares          (2,997)       (3,100)
Unearned compensation                                  (1,096)       (1,227)
Treasury stock, at cost
 (1999: 833,614 shares, 1998: 723,464 shares)         (13,832)      (11,696)
                                                     ----------------------
      Total shareholders' equity                       59,260        60,741
                                                     ----------------------
      Total liabilities and shareholders' equity     $386,175      $388,059
                                                     ======================

      Book value per share                           $  12.55      $  12.57


        3.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income
(Unaudited, $ in thousands except per share data)


                                                          Three months ended
                                                         03/31/99    03/31/98
                                                         --------------------

Interest income
  Interest and fees on loans                              $6,841      $6,946
  Interest and dividends on investment securities            336         343
  Interest on deposits                                       297         118
                                                          ------------------
    Total interest income                                  7,474       7,407

Interest expense
  Interest on deposits                                     3,347       3,291
  Interest on FHLB advances                                  486         514
                                                          ------------------
    Total interest expense                                 3,833       3,805
                                                          ------------------

Net interest income                                        3,641       3,602
  Provision for loan losses                                   38          45
                                                          ------------------
  Net interest income after provision for loan losses      3,603       3,557

Noninterest income
  Service fees and other charges                             173         128
  Other                                                       62          12
                                                          ------------------
    Total noninterest income                                 235         140

Noninterest expense
  Salaries and employee benefits                             915         832
  State franchise tax                                        101         120
  Federal deposit insurance premiums                          44          43
  Occupancy and equipment                                     90          89
  Depreciation                                               111          98
  Data processing                                            111         110
  Advertising                                                 68          51
  Other                                                      298         295
                                                          ------------------
    Total noninterest expense                              1,738       1,638
                                                          ------------------

Income before income tax                                   2,100       2,059
Provision for income tax                                     729         701
                                                          ------------------
    Net income                                            $1,371      $1,358
                                                          ==================

  Basic earnings per share                                $ 0.30      $ 0.29
  Diluted earnings per share                              $ 0.30      $ 0.28


        4.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, $ in thousands)


                                                Three months ended
                                               03/31/99    03/31/98
                                               --------------------

Net income                                      $1,371      $1,358
Other comprehensive income, net of tax:
  Change in unrealized gain on securities         (323)        186
                                                ------------------
Comprehensive Income                            $1,048      $1,544
                                                ==================


        5.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)


                                                               Total
                                                           shareholders'
                                                               equity
                                                           -------------

Balance at January 1, 1998                                    $60,862
Net income                                                      1,358
Cash dividends                                                   (664)
 ($.14 per share)
Purchase of treasury stock                                       (454)
 (25,000 shares)
Employee Stock Ownership Plan:
  Shares released                                                 212
Management Recognition Plan:
  Compensation earned                                             131
Change in unrealized gain on securities available for sale        186
                                                              -------
Balance at March 31, 1998                                     $61,631
                                                              =======

Balance at January 1, 1999                                    $60,741
Net income                                                      1,371
Cash dividends                                                   (722)
 ($.16 per share)
Purchase of treasury stock                                     (2,136)
 (110,120 shares)
Employee Stock Ownership Plan:
  Shares released                                                 198
Management Recognition Plan:
  Compensation earned                                             131
Change in unrealized gain on securities available for sale       (323)
                                                              -------
Balance at March 31, 1999                                     $59,260
                                                              =======


        6.


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)


                                                    Three months ended
                                                    03/31/99    03/31/98
                                                    --------------------

Cash flows from operating activities
Net income                                          $ 1,371     $ 1,358
Adjustments to reconcile net income to net cash
 from operating activities                               25         251
                                                    -------------------

      Net cash from operating activities              1,396       1,609

Cash flows from investing activities
Purchases                                            (4,000)     (2,000)
Proceeds from maturities                              5,000       3,000
Mortgage-backed securities principal repayments          27          69
Net decrease (increase) in loans                      7,048      (8,129)
Properties and equipment expenditures, net             (445)       (156)
                                                    -------------------

      Net cash from investing activities              7,630      (7,216)

Cash flows from financing activities
Net increase in deposits                              3,632       1,052
Proceeds from FHLB advances                               -      10,000
Repayments of FHLB advances                          (4,000)     (2,000)
Purchase of treasury stock                           (2,136)       (454)
Cash dividends paid                                    (722)       (664)
                                                    -------------------

Net cash from financing activities                   (3,226)      7,934
                                                    -------------------

Net change in cash and cash equivalents               5,800       2,327

Cash and cash equivalents at beginning of period     28,536      10,772
                                                    -------------------

Cash and cash equivalents at end of period          $34,336     $13,099
                                                    ===================


        7.


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of  Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at March 31, 1999 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1998 Annual Report of Industrial Bancorp, Inc. The results of the three months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:


                                     For the quarter ended
                                     3/31/99       3/31/98
                                    -----------------------

      Basic earnings per share      4,505,423     4,738,370
      Diluted earnings per share    4,613,487     4,848,441


      The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share.

Commitments and Contingencies

      As of March 31, 1999, commitments to originate loans and loans in process to be funded totaled $11.6 million and commitments to sell loans amounted to $315,000. All of the commitments to originate loans expire within twelve months.

      As of March 31, 1999, the Association had outstanding $7.9 million in letters of credit from the Federal Home Loan Bank as security pledged against public deposits.

        8.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

      Total assets decreased slightly to $386.2 million at March 31, 1999 from $388.1 million at December 31, 1998. The decrease in total assets is primarily attributable to a decline in net loans receivable of $6.8 million during the first quarter of 1999. The decline in net loans receivable was principally due to the sale of $5.5 million of mortgage loans in the secondary market during the same period. The Company continues to take advantage of minor variations between long-term and short-term interest rates to bolster its liquidity position, anticipating an increase in demand for loans during the rest of 1999. Cash and cash equivalents increased to $34.3 million at March 31, 1999 from $28.5 million at December 31, 1998. Liquidity of the Association exceeded the regulatory requirement at March 31, 1999.

      Similarly, total liabilities decreased slightly as FHLB advances decreased $4.0 million to $31.0 million at March 31, 1999 compared to $35.0 million at December 31, 1998, due to scheduled maturities. Deposit growth during the first quarter amounted to $3.6 million. Total deposits were $292.2 million at March 31, 1999 compared to $288.6 million at year-end 1998.

      Total shareholders' equity decreased to $59.3 million at March 31, 1999 from $60.7 million at December 31, 1998. Purchase of treasury shares amounting to $2.1 million, dividends to common shareholders of $700,000 and losses on unrealized gains on investment securities available for sale of $323,000 combined to exceed reported net income of $1.4 million for the first quarter of 1999. The Company repurchased 110,120 shares of its common stock during the first three months of 1999.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at March 31, 1999:



                                                                         Minimum Required
                                                                            For Capital
                                                         Actual          Adequacy Purposes
                                                    --------------------------------------
                                                               ($ in thousands)

Total capital (to risk weighted assets)             $37,784    18.15%    $16,657    8.00%
Tier 1 (core) capital (to risk weighted assets)     $35,835    17.21%    $ 8,328    4.00%
Tier 1 (core) capital (to adjusted total assets)    $35,835     9.34%    $15,341    4.00%
Tangible capital (to adjusted total assets)         $35,835     9.34%    $ 5,753    1.50%


        9.


Results of Operations

      Net income for the quarter ended March 31, 1999 was $1.37 million, slightly higher than the $1.36 million for the quarter ended March 31, 1998. Net interest income was also slightly higher for the three months ended March 31, 1999 than for the comparable period in 1998.

      Total interest income was $67,000 more for the three months ended March 31, 1999 than for the comparable period in 1998. The increase was primarily the result of the significantly larger average balance in interest-bearing deposits at an improved yield from a year ago (3.66% in 1999 compared to 3.30% in 1998), offset by a diminished yield (8.39% in 1999 compared to 8.47% in 1998) on a smaller average balance in net loans receivable. Interest and fees on loans for the first quarter of 1999 amounted to $6.8 million compared to $6.9 million for the same period in 1998. The Company recognized $44,000 of income during the first quarter of 1999 as a result of the sale of mortgage loans on the secondary market.

      Total interest expense was $28,000 more for the three months ended March 31, 1999 than for the comparable period in 1998. The cost of FHLB advances during the first quarter of 1999 amounted to $486,000 compared to $514,000 during the first quarter of 1998. The average balance of FHLB advances, as well as the rate paid, was lower in 1999 than in 1998. Interest paid on deposits increased by $56,000 for the quarter ended March 31, 1999 compared to the same period in 1998, as a result of increases in average interest-bearing deposit balances despite lower average rates of interest paid (4.69% in 1999 compared to 4.93% in 1998).

      The provision for loan losses was $38,000 for the quarter ended March 31, 1999 and $45,000 for the same quarter in 1998, based upon management's assessment of probable losses inherent in the loan portfolio for each period and, among other factors, the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the quarter ended March 31, 1999 was $235,000 compared to $140,000 for the same period in 1998. The increase is due primarily to higher service fee income on an increased average balance of deposits, and income from servicing rights and gains on the sale of loans to Freddie Mac.

        10.


      Noninterest expense for the quarter ended March 31, 1999 was $1.7 million compared to $1.6 million for the same quarter in 1998. Salaries and employee benefits expense for the first quarter of 1999 amounted to $915,000 compared to $832,000 for the first quarter of 1998, due to a higher number of full-time equivalent employees and normal pay increases. State franchise tax has been reduced to $101,000 for the first quarter of 1999 from $120,000 for the first quarter in 1998, based on a reduction of the basis on which the tax is calculated and a reduction in the tax rate. Depreciation expense increased to $111,000 during the three months ended March 31, 1999 compared to $98,000 during the same period in 1998, as a result of a substantial upgrade in technology completed during the first half of 1998. Advertising expense was $68,000 during the first three months of 1999 compared to $51,000 during the same period in 1998, primarily due to costs associated with marketing the opening of a new banking facility in 1999.

Year 2000 Issues

      The Company's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Company can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Company has contracted with and uses a nationally- recognized data processing service bureau, which specializes in data processing of financial institutions. In addition to its basic operating activities, the Company's facilities and communications equipment are dependent to varying degrees upon computer systems.

      In 1997, the Company formed a Year 2000 Committee and assigned them the task of identifying any Year 2000 related problems that may be experienced by the Association's computer-dependent systems. The Association determined that the front-line teller operating system then in place was not Year 2000 compliant and that the provider had no plans to bring the system into compliance. As a result, the Association invested $600,000 in a new teller transaction system, which consists of Year 2000 compliant hardware and software. The conversion to the new operating system was completed in April 1998.

      The Company has identified and assessed the potential impact of third-party vendors that supply or service its computer-dependent systems. The highest priority and effort has been devoted to monitoring the progress of testing associated with Fiserv, the data processing service bureau under contract with the Company to perform transaction processing. The Company has continually assessed the validation of the Year 2000 compliance of this application, which has been identified as mission critical to the ongoing operations of the Company. Fiserv's validation efforts have included a date handling strategy of the host software, client task force proxy testing, third party vendor interface testing, and application review, testing, and programming changes to both the base system and individualized client packages of the OnLine Financial teller/platform system supported and maintained by Fiserv. As of March 31, 1999, the Company's Year 2000 validation efforts, including all in-house equipment, had been completed.

        11.


      In addition to the risk related to its own systems, the Association could incur losses if Year 2000 problems caused a delay in the loan payments of any of the Association's significant borrowers or impaired the payroll systems of large employers in the Association's primary market area.
Because the loan portfolio of the Association is highly diversified with regard to individual borrowers and types of businesses and because the Association's primary market area is not significantly dependent upon one employer or industry, the Association does not anticipate any significant or prolonged Year 2000 related difficulties that would affect net income or cash flow.

      The Company has established a contingency plan which, in the event that its service bureau or any of its service providers were to have their systems fail, the Company would implement manual systems until such systems could be re-established. The Company does not anticipate that such short-term manual systems would have a material adverse impact upon the operations of the Association. Excluding the costs associated with the conversion to the new teller transaction operating system, the Association has incurred approximately $50,000 of expense in connection with research, planning, and testing of Year 2000 issues.

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

Item 5.     Other Information
            -----------------
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            Not applicable.

        13.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  5/10/98                         By: /s/ Lawrence R. Rhoades
       ------------                        -------------------------------
                                           Lawrence R. Rhoades
                                           Chairman of the Board and
                                           Chief Financial Officer


Date:  5/10/98                         By: /s/ David M. Windau
       ------------                        -------------------------------
                                           David M. Windau
                                           President and
                                           Chief Executive Officer