Form 10-Q
period 1999-06-30
INDUSTRIAL BANCORP INC
filed 1999-08-10
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: June 30, 1999
                                     OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from __________ to __________

       0-26248                                             34-1800830
----------------------------------------------------------------------------
 (Commission File No.)                               (IRS Employer I.D. No.)

                          INDUSTRIAL BANCORP, INC.
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                    OHIO
           ------------------------------------------------------
                  (State of jurisdiction or incorporation)

211 North Sandusky Street, Bellevue, Ohio                          44811
----------------------------------------------------------------------------
 (Address of principal executive office)                        (Zip Code)

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
                          Yes   x       No
                                ----         ----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Outstanding as of August 6, 1999:

                    4,500,876 common shares, no par value

       1.

INDUSTRIAL BANCORP, INC.
Form 10-Q
For  the Quarter ended June 30, 1999


Part I -   Financial Information


Item 1:     Financial Statements
------

      Interim financial information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

      Consolidated Balance Sheets                                     3

      Consolidated Statements of Net Income                           4

      Consolidated Statements of Comprehensive Income                 5

      Consolidated Statements of Shareholders' Equity                 6

      Condensed Consolidated Statements of Cash Flows                 7

      Notes to Consolidated Financial Statements                      8


Item 2:    Management's Discussion and Analysis of
------
           Financial Condition and Results of Operations              9


Part II -  Other Information                                         15


Signatures                                                           16


       2.


INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)



                                                           06/30/99    12/31/98
                                                           --------    --------
ASSETS
Cash and noninterest-bearing deposits                      $  1,518    $  1,067
Interest-bearing demand deposits                              2,629       5,469
Overnight deposits                                            3,000      22,000
                                                           --------------------
      Cash and cash equivalents                               7,147      28,536
Interest-bearing time deposits                               20,000           -
Investment securities available for sale, at fair value      15,626      21,235
        Investment securities held to maturity
      (fair value: 1999 = $251, 1998 = $302)                    239         283
Loans receivable, net                                       320,590     326,972
Federal Home Loan Bank stock                                  3,368       3,256
Office properties and equipment, net                          5,788       5,387
Accrued interest receivable                                   2,308       2,051
Other assets                                                    778         339
                                                           --------------------
      Total assets                                         $375,844    $388,059
                                                           ====================



LIABILITIES
Deposits                                                    288,489     288,584
Federal Home Loan Bank advances                              28,000      35,000
Accrued interest payable and other liabilities                3,183       3,734
                                                           --------------------
      Total liabilities                                     319,672     327,318
                                                           --------------------

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                         34,669      34,669
Additional paid-in capital                                    2,786       2,472
Retained earnings                                            38,747      37,522
Accumulated other comprehensive income                        1,714       2,101
Unearned employee stock ownership plan shares                (2,894)     (3,100)
Unearned compensation                                          (964)     (1,227)
Treasury stock, at cost
 (1999: 1,032,624 shares, 1998: 723,464 shares)             (17,886)    (11,696)
                                                           --------------------
      Total shareholders' equity                             56,172      60,741
                                                           --------------------
      Total liabilities and shareholders' equity           $375,844    $388,059
                                                           ====================

      Book value per share                                 $  12.42    $  12.57


       3.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income
 (Unaudited, $ in thousands except per share data)


                                                         Three months ended     Six months ended
                                                         06/30/99  06/30/98    06/30/99  06/30/98
                                                         ----------------------------------------

Interest income
  Interest and fees on loans                              $6,703    $7,115     $13,544    $14,061
  Interest and dividends on investment securities            295       353         631        696
  Interest on deposits                                       379       153         676        271
                                                         ----------------------------------------

    Total interest income                                  7,377     7,621      14,851     15,028

Interest expense
  Interest on deposits                                     3,344     3,373       6,692      6,664
  Interest on FHLB advances                                  452       565         938      1,079
                                                         ----------------------------------------

    Total interest expense                                 3,796     3,938       7,630      7,743
                                                         ----------------------------------------

Net interest income                                        3,581     3,683       7,221      7,285

  Provision for loan losses                                   20        55          57        100
                                                         ----------------------------------------
  Net interest income after provision for loan losses      3,561     3,628       7,164      7,185

Noninterest income
  Service fees and other charges                             187       154         360        282
  Other                                                       24        19          86         31
                                                         ----------------------------------------

    Total noninterest income                                 211       173         446        313

Noninterest expense
  Salaries and employee benefits                             891       862       1,806      1,694
  State franchise tax                                         90       120         191        240
  Federal deposit insurance premiums                          43        42          86         85
  Occupancy and equipment                                     98        80         188        169
  Depreciation                                               117        98         229        196
  Data processing                                            117       108         229        218
  Advertising                                                 65        42         133         93
  Other                                                      377       333         675        628
                                                         ----------------------------------------
    Total noninterest expense                              1,798     1,685       3,537      3,323
                                                         ----------------------------------------

Income before income tax                                   1,974     2,116       4,073      4,175
Provision for income tax                                     696       722       1,425      1,423
                                                         ----------------------------------------

    Net income                                            $1,278    $1,394     $ 2,648    $ 2,752
                                                         ========================================
   Basic earnings per share                               $ 0.29    $ 0.30     $  0.60    $  0.58
   Diluted earnings per share                             $ 0.29    $ 0.29     $  0.58    $  0.57


       4.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income
 (Unaudited, $ in thousands)


                                                    Three months ended     Six months ended
                                                    06/30/99  06/30/98    06/30/99  06/30/98
                                                    ----------------------------------------

Net income                                           $1,278    $1,394      $2,648    $2,752
Other comprehensive income:
  Unrealized gain/loss on securities, net of tax        (64)      (11)       (387)      175
                                                    ----------------------------------------

Comprehensive Income                                 $1,214    $1,383      $2,261    $2,927
                                                    =======================================

       5.


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
 (Unaudited, $ in thousands)


                                                                  Total
                                                              shareholders'
                                                                  equity
                                                              -------------

Balance at January 1, 1998                                       $60,862
Net income                                                         2,752
Cash dividends                                                    (1,369)
 ($.29 per share)
Purchase of treasury stock                                        (2,061)
 (93,864 shares)
Exercise of stock options                                             92
Employee Stock Ownership Plan:
  Shares released                                                    442
Management Recognition Plan:
  Compensation earned                                                263
Change in unrealized gain on securities available for sale           175
                                                                 -------
Balance at June 30, 1998                                         $61,156
                                                                 =======

Balance at January 1, 1999                                       $60,741
Net income                                                         2,648
Cash dividends                                                    (1,423)
 ($.32 per share)
Purchase of treasury stock                                        (6,190)
 (309,160 shares)
Employee Stock Ownership Plan:
  Shares released                                                    405
Management Recognition Plan:
  Compensation earned                                                378
Change in unrealized gain on securities available for sale          (387)
                                                                 -------
Balance at June 30, 1999                                         $56,172
                                                                 =======

       6.


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
 (Unaudited, $ in thousands)



                                                      Six months ended
                                                    06/30/99    06/30/98
                                                    --------------------

Cash flows from operating activities
Net income                                           $ 2,648     $ 2,752
Adjustments to reconcile net income to net cash
 from operating activities                              (654)       (452)
                                                     -------------------

      Net cash from operating activities               1,994       2,300

Cash flows from investing activities
Net change in interest-bearing time deposits         (20,000)          -
Investment securities available for sale:
  Purchases                                           (4,000)     (5,020)
  Proceeds from maturities                             9,000       6,000
Mortgage-backed securities principal repayments           44         104
Net decrease (increase) in loans                       6,911     (13,476)
FHLB stock purchases                                       -         (95)
Properties and equipment expenditures, net              (630)       (685)
                                                     -------------------

      Net cash from investing activities              (8,675)    (13,172)

Cash flows from financing activities
Net (decrease) increase in deposits                      (95)     10,887
Proceeds from FHLB advances                                -      10,000
Repayments of FHLB advances                           (7,000)     (2,000)
Exercise of stock options                                  -          92
Purchase of treasury stock                            (6,190)     (2,061)
Cash dividends paid                                   (1,423)     (1,369)
                                                     -------------------

      Net cash from financing activities             (14,708)     15,549
                                                     -------------------

Net change in cash and cash equivalents              (21,389)      4,677

Cash and cash equivalents at beginning of period      28,536      10,772
                                                     -------------------

Cash and cash equivalents at end of period            $7,147     $15,449
                                                      ===================


       7.


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of  Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc.
(the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at June 30, 1999 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1998 Annual Report
of Industrial Bancorp, Inc.   The results of the six months presented are
not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:



                                    For the quarter ended    For the six months ended
                                     6/30/99      6/30/98      6/30/99      6/30/98
                                    -------------------------------------------------
      Basic earnings per share      4,362,649    4,695,479    4,433,642    4,716,806
      Diluted earnings per share    4,476,436    4,818,446    4,544,661    4,833,632



      The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share.

Commitments and Contingencies

      As of June 30, 1999, commitments to originate loans and loans in process to be funded totaled $18.3 million and there were no commitments to sell loans. All of the commitments to originate loans expire within twelve months.

      As of June 30, 1999, the Association had outstanding $3.9 million in letters of credit from the Federal Home Loan Bank as security pledged against public deposits.

       8.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

      Total assets declined to $375.8 million at June 30, 1999 from $388.1 million at December 31, 1998. The decrease in total assets is primarily attributable to a decline in net loans receivable of $6.4 million during the first six months of 1999. The decline in net loans receivable was principally due to the sale of $6.8 million of mortgage loans in the secondary market during the same period. The Company has taken advantage of more favorable interest rates by placing $20.0 million in short-term certificates with the Federal Home Loan Bank. As a result, cash and cash equivalents were reduced to $7.1 million at June 30, 1999 from $28.5 million at December 31, 1998. Liquidity of the Association exceeded the regulatory requirement at June 30, 1999.

      Similarly, total liabilities declined as FHLB advances decreased $7.0 million to $28.0 million at June 30, 1999 compared to $35.0 million at December 31, 1998, due to scheduled maturities. Total deposits were $288.5 million at June 30, 1999 compared to $288.6 million at year-end 1998. The Company has become less aggressive with its pricing of public fund deposits in response to its liquidity position and short-term certificate balances.

      Total shareholders' equity decreased to $56.2 million at June 30, 1999 from $60.7 million at December 31, 1998. Purchase of treasury shares amounting to $6.2 million, dividends to common shareholders of $1.4 million and losses on unrealized gains on investment securities available for sale of $387,000 combined to exceed reported net income of $2.6 million for the first six months of 1999. The Company repurchased 309,160 shares of its common stock during the first six months of 1999.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at June 30, 1999:



                                                                        Minimum Required
                                                                           For Capital
                                                        Actual          Adequacy Purposes
                                                   --------------------------------------
                                                               ($ in thousands)
Total capital (to risk weighted assets)            $39,613    19.11%     $16,582    8.00%
Tier 1 (core) capital (to risk weighted assets)    $37,642    18.16%     $ 8,291    4.00%
Tier 1 (core) capital (to adjusted total assets)   $37,642    10.08%     $14,939    4.00%
Tangible capital (to adjusted total assets)        $37,642    10.08%     $ 5,602    1.50%


       9.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Net income for the quarter ended June 30, 1999 was $1.28 million compared to $1.39 million for the quarter ended June 30, 1998. As a result of the Company's stock buyback program, through which the Company repurchased 199,010 treasury shares during the second quarter of 1999, earnings to the investor, on a diluted basis, were at $0.29 per share for both 1999 and 1998.

     The primary reasons for second quarter net income in 1999 to be less than the comparable period in 1998 were the reduced level of loans and the increased expense related to opening two new facilities. The significant volume of refinanced mortgage loans experienced in 1998 was not repeated in 1999. Also, the Company has sold $24.4 million of fixed-rate mortgage loans in the secondary market since the program was initiated late in the second quarter of 1998. Two new full-service offices have been opened, supplied and staffed since June 30, 1998.

      Net interest income was $3.58 million for the second quarter of 1999 compared to $3.68 million for the second quarter in 1998. The decrease was the result of a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 119.72% during the second quarter of 1998 to 118.58% during the second quarter of 1999, coupled with a decline in the net interest margin from 3.97% to 3.82% during the same periods.

      Total interest income was $244,000, or 3.2%, less for the three months ended June 30, 1999 than for the comparable period in 1998. The $102,000, or 2.8%, decrease was primarily the result of a diminished yield (8.33% in 1999 compared to 8.51% in 1998) on a smaller average balance in net loans receivable, which resulted from the sale of fixed-rate mortgage loans. Interest and fees on loans for the second quarter of 1999 amounted to $6.70 million compared to $7.12 million for the same period in 1998. To offset this decline, the Association initiated a concerted effort to shift available liquidity into short-term time deposits. While the yield earned on the combination of investment securities and interest-bearing deposits declined from 5.49% during the second quarter of 1998 to 5.09% during the second quarter of 1999, the amount of interest earned on investment securities and interest-bearing deposits increased $168,000, or 33.2%, to $674,000 during the three months ended June 30, 1999 from $506,000 earned during the three months ended June 30, 1998.

      Total interest expense was $142,000, or 3.6%, less for the three months ended June 30, 1999 than for the comparable period in 1998. The cost of FHLB advances during the second quarter of 1999 amounted to $452,000 compared to $565,000 during the second quarter of 1998.


       10.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


      The average balance of FHLB advances was 20% lower in 1999 than in 1998 due to scheduled maturities. Interest paid on deposits was $29,000 less for the quarter ended June 30, 1999 compared to the same period in 1998, as a result of lower average rates of interest paid (4.67% in 1999 compared to 4.94% in 1998) despite a 5% increase in average interest-bearing deposit balances.

      The provision for loan losses was $20,000 for the quarter ended June 30, 1999 and $55,000 for the same quarter in 1998, based upon management's assessment of probable losses inherent in the loan portfolio for each period. Also considered were the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the quarter ended June 30, 1999 was $211,000 compared to $173,000 for the same period in 1998. The $38,000, or 22.0%, increase is due primarily to higher service fee income on an increased average balance of deposits, and income from servicing rights and gains on the sale of loans to Freddie Mac.

      Noninterest expense for the quarter ended June 30, 1999 was $1.80 million compared to $1.69 million for the same quarter in 1998. Salaries and employee benefits expense for the second quarter of 1999 amounted to $891,000 compared to $862,000 for the second quarter of 1998, due to a higher number of full-time equivalent employees and normal pay increases. State franchise tax has been reduced to $90,000 for the second quarter of 1999 from $120,000 for the second quarter in 1998, based on a reduction of the basis on which the tax is calculated and a reduction in the tax rate. Depreciation expense increased to $117,000 during the three months ended
June 30, 1999 compared to $98,000 during the same period in 1998, as a result of a substantial upgrade in technology completed during the first half of 1998. Advertising expense was $65,000 during the second quarter of 1999 compared to $42,000 during the same period in 1998, primarily due to costs associated with marketing the opening of two new full-service banking facilities in 1999.

      Net income for the six months ended June 30, 1999 was $2.65 million, representing a 4% decline from the $2.75 million reported for the comparable period in 1998. Net interest income was $7.22 million in 1999 compared to $7.29 million in 1998, a less than 1% decline. Income before income taxes was 2% lower in 1999 compared to 1998, while the provision for income tax expense was substantially the same during the first six months of each year.

      Total interest income was $177,000, or 1.2%, less for the six months ended June 30, 1999 than for the comparable period in 1998. The decrease was primarily the result of a diminished yield (8.36% in 1999 compared to 8.49% in 1998) on a smaller average balance in net loans receivable, which resulted from the sale of fixed-rate mortgage loans. Interest and fees on loans


       11.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


for the first half of 1999 amounted to $13.54 million compared to $14.06 million for the same period in 1998. The yield earned on the combination of investment securities and interest-bearing deposits, including short-term time deposits, also declined from 5.38% during the first six months of 1998 to 4.95% during the first six months of 1999. Interest earned on investment securities and interest-bearing deposits amounted to $1.31 million during the six months ended June 30, 1999 compared to $967,000 earned during the six months ended June 30, 1998.

      Total interest expense was $113,000, or 1.5%, less for the six months ended June 30, 1999 than for the comparable period in 1998. The cost of FHLB advances during the first half of 1999 amounted to $938,000 compared to $1.08 million during the first half of 1998. The average balance of FHLB advances was 12% lower the first six months in 1999 than in the same period in 1998 due to scheduled maturities. Interest paid on deposits was $28,000 less for the six months ended June 30, 1999 compared to the same period in 1998, as a result of lower average rates of interest paid (4.69% in 1999 compared to 4.93% in 1998) despite a 6% increase in average interest-bearing deposit balances.

      The provision for loan losses was $57,000 for the six months ended June 30, 1999 and $100,000 for the same period in 1998, based upon management's assessment of probable losses inherent in the loan portfolio for each period. Also considered were the size of the loan portfolio and activity in sales of mortgage loans relative to each period. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

      Noninterest income for the six months ended June 30, 1999 was $446,000 compared to $313,000 for the same period in 1998. The $133,000, or 42.5%, increase is due primarily to higher service fee income on an increased average balance of deposits, and income from servicing rights and gains on the sale of loans to Freddie Mac. The Company recognized $46,000 of income during the first half of 1999 as a result of the sale of mortgage loans in the secondary market.

      Noninterest expense for the six months ended June 30, 1999 was $3.54 million compared to $3.32 million for the comparable period in 1998. Salaries and employee benefits expense for the first half of 1999 amounted to $1.81 million compared to $1.69 million for the first half of 1998, due to a higher number of full-time equivalent employees and normal pay increases. State franchise tax has been reduced to $191,000 for the first six months of 1999 from $240,000 for the first six months of 1998, based on a reduction of the basis on which the tax is calculated and a reduction in the tax rate. Depreciation expense increased to $229,000 during the six months ended June 30, 1999 compared to $196,000 during the same period in 1998, as a result of a substantial upgrade in technology completed during the first half of 1998. Advertising expense was $133,000 during the first six months of 1999 compared to $93,000 during the same period in 1998, primarily due to costs associated with marketing the opening of two new full-service

       12.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


banking facilities in 1999.

      The provision for income tax expense was $2,000 more for the first six months of 1999 than for the comparable period in 1998, despite income before taxes for that period being $102,000 less in 1999 than in 1998. The increase in the effective tax rate in 1999 is due to the tax consequences of employee benefits plans.


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

      The Company has identified and assessed the potential impact of third-party vendors that supply or service its computer-dependent systems. The highest priority and effort has been devoted to monitoring the progress of testing associated with Fiserv, the data processing service bureau under contract with the Company to perform transaction processing. The Company has continually assessed the validation of the Year 2000 compliance of this application, which has been identified as mission critical to the ongoing operations of the Company. Fiserv's validation efforts have included a date handling strategy of the host software, client task force proxy testing, third party vendor interface testing, and application review, testing, and programming changes to both the base system and individualized client packages of the OnLine Financial teller/platform system supported and maintained by Fiserv. The Company's Year 2000 validation efforts, including all in-house equipment, was completed as of the end of the first quarter 1999.

       13.


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

      A customer awareness program has also been implemented including the availability of a brochure provided by the Federal Deposit Insurance Corporation, which addresses industry-wide issues, and the distribution of literature developed by the Company, which addresses the possible impact of Year 2000 problems as they specifically relate to the Company and its customers and what the Company has done to mitigate such potential problems.

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


       14.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Other Information

Part II

Item 1.    Legal Proceedings
           -----------------
           Not applicable.

Item 2.    Changes in Securities
           ---------------------
           Not applicable.

Item 3.    Defaults upon Senior Securities
           -------------------------------
           Not applicable.

       13.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           At the Annual Meeting of Shareholders held April 20, 1999, Messrs. Graydon H. Hayward, Leon W. Maginnis, Bob Moore, and David M. Windau were elected to two-year terms as directors of the Company and shareholders voted to ratify the selection of Crowe, Chizek & Company as auditors of the Company for the current fiscal year.

           At the Annual Meeting of Shareholders, there were:
           (a)   4,798,536 votes eligible to be cast,
           (b) 3,585,973 votes cast for and 19,897 votes withheld from the election of Mr. Hayward,
           (c) 3,585,343 votes cast for and 20,527 votes withheld from the election of Mr. Maginnis,
           (d) 3,582,893 votes cast for and 22,977 votes withheld from the election of Mr. Moore,
           (e) 3,569,552 votes cast for and 36,318 votes withheld from the election of Mr. Windau, and
           (f) 3,559,454 votes cast for, 5,997 votes cast against, and 40,419 abstentions related to the ratification of the selection of Crowe, Chizek & Company as the Company's auditors.

Item 5.    Other Information
           On June 17, 1999 the Company announced its intent to repurchase 5% of its outstanding common shares. The repurchase will be on the open market and of up to 226,208 of its common shares.

Item 6.    Exhibits and Reports on Form 8-K
           Not applicable.

       15.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  8/6/98                          By: /s/ Lawrence R. Rhoades
       --------                             --------------------------------
                                            Lawrence R. Rhoades
                                            Chairman of the Board and
                                            Chief Financial Officer


Date:  8/6/98                          By: /s/ David M. Windau
       --------                             --------------------------------
                                            David M. Windau
                                            President and
                                            Chief Executive Officer