Form 10-Q
period 1999-09-30
INDUSTRIAL BANCORP INC
filed 1999-11-08
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended: September 30, 1999
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

                     Outstanding as of October 29, 1999:

                    4,407,076 common shares, no par value


INDUSTRIAL BANCORP, INC.
Form 10-Q
For the Quarter ended September 30, 1999


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


INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
(Unaudited, $ in thousands except per share data)

                                                                    09/30/99      12/31/98
                                                                    --------      --------
ASSETS
Cash and noninterest-bearing deposits                               $  1,604      $  1,067
Interest-bearing demand deposits                                       3,926         5,469
Overnight deposits                                                         -        22,000
                                                                    --------      --------
  Cash and cash equivalents                                            5,530        28,536
Interest-bearing time deposits                                        15,500             -
Investment securities available for sale, at fair value               14,381        21,235
Investment securities held to maturity
  (fair value: 1999 = $251, 1998 = $302)                                 220           283
Loans receivable, net                                                329,225       326,972
Federal Home Loan Bank stock                                           3,430         3,256
Office properties and equipment, net                                   5,772         5,387
Accrued interest receivable                                            2,369         2,051
Other assets                                                             487           339
                                                                    --------      --------
      Total assets                                                  $376,914      $388,059
                                                                    ========      ========

LIABILITIES
Deposits                                                             289,099       288,584
Federal Home Loan Bank advances                                       30,000        35,000
Accrued interest payable and other liabilities                         2,876         3,734
                                                                    --------      --------
      Total liabilities                                              321,975       327,318
                                                                    --------      --------

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
  authorized; 5,554,500 shares issued                                 34,669        34,669
Additional paid-in capital                                             2,886         2,472
Retained earnings                                                     39,255        37,522
Accumulated other comprehensive income                                 1,551         2,101
Unearned employee stock ownership plan shares                         (2,791)       (3,100)
Unearned compensation                                                   (833)       (1,227)
Treasury stock, at cost
  (1999: 1,126,424 shares, 1998: 723,464 shares)                     (19,798)      (11,696)
                                                                    --------      --------
      Total shareholders' equity                                      54,939        60,741
                                                                    --------      --------
      Total liabilities and shareholders' equity                    $376,914      $388,059
                                                                    ========      ========

      Book value per share                                          $  12.41      $  12.57

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income
(Unaudited, $ in thousands except per share data)

                                                          Three months ended          Nine months ended
                                                        09/30/99      09/30/98      09/30/99      09/30/98
                                                        --------      --------      --------      --------
Interest income
  Interest and fees on loans                             $ 6,689       $ 7,201       $20,233       $21,262
  Interest and dividends on investment securities            257           341           888         1,037
  Interest on deposits                                       279           208           955           480
                                                         -------       -------       -------       -------
      Total interest income                                7,225         7,750        22,076        22,779
Interest expense
  Interest on deposits                                     3,246         3,498         9,938        10,163
  Interest on FHLB advances                                  431           571         1,369         1,650
                                                         -------       -------       -------       -------
      Total interest expense                               3,677         4,069        11,307        11,813
                                                         -------       -------       -------       -------
  Net interest income                                      3,548         3,681        10,769        10,966
Provision for loan losses                                     23            55            80           155
                                                         -------       -------       -------       -------
  Net interest income after provision for loan losses      3,525         3,626        10,689        10,811
Noninterest income
  Service fees and other charges                             215           161           575           443
  Other                                                       12            73            98           105
                                                         -------       -------       -------       -------
      Total noninterest income                               227           234           673           548
Noninterest expense
  Salaries and employee benefits                             880           846         2,686         2,540
  State franchise tax                                        101           120           293           361
  Federal deposit insurance premiums                          42            42           129           127
  Occupancy and equipment                                    148           106           336           275
  Depreciation                                               127            91           355           287
  Data processing                                            114           110           343           328
  Advertising                                                 66            39           199           132
  Other                                                      348           283         1,023           910
                                                         -------       -------       -------       -------
      Total noninterest expense                            1,826         1,637         5,364         4,960
                                                         -------       -------       -------       -------
Income before income tax                                   1,926         2,223         5,998         6,399
Provision for income tax                                     712           757         2,136         2,181
                                                         -------       -------       -------       -------

      Net income                                         $ 1,214       $ 1,466       $ 3,862       $ 4,218
                                                         =======       =======       =======       =======

  Basic earnings per share                               $  0.29       $  0.31       $  0.89       $  0.90
  Diluted earnings per share                             $  0.28       $  0.31       $  0.86       $  0.88

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited, $ in thousands)

                                                    Three months ended          Nine months ended
                                                  09/30/99      09/30/98      09/30/99      09/30/98
                                                  --------      --------      --------      --------
Net income                                          $1,214        $1,466        $3,862        $4,218
Other comprehensive income:
  Unrealized gain/loss on securities, net of tax      (163)          177          (550)          352
                                                    ------        ------        ------        ------
Comprehensive Income                                $1,051        $1,643        $3,312        $4,570
                                                    ======        ======        ======        ======

INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
(Unaudited, $ in thousands)

                                                               Total
                                                            shareholders'
                                                               equity
                                                            -------------
Balance at January 1, 1998                                     $60,862
Net income                                                       4,218
Cash dividends                                                  (2,063)
  ($.44 per share)
Purchase of treasury stock                                      (2,321)
  (103,364 shares)
Exercise of stock options                                           92
Employee Stock Ownership Plan:
  Shares released                                                  640
Management Recognition Plan:
  Compensation earned                                              394
Change in unrealized gain on securities available for sale         352
                                                               -------
Balance at September 30, 1998                                  $62,174
                                                               =======

Balance at January 1, 1999                                     $60,741
Net income                                                       3,862
Cash dividends                                                  (2,129)
  ($.49 per share)
Purchase of treasury stock                                      (8,271)
  (402,960 shares)
Exercise of stock options                                          180
Employee Stock Ownership Plan:
  Shares released                                                  597
Management Recognition Plan:
  Compensation earned                                              509
Change in unrealized gain on securities available for sale        (550)
                                                               -------
Balance at September 30, 1999                                  $54,939
                                                               =======

INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

                                                             Nine months ended
                                                           09/30/99      09/30/98
                                                           --------      --------
Cash flows from operating activities
Net income                                                 $  3,862      $  4,218
Adjustments to reconcile net income to net cash from
 operating activities                                          (448)           85
                                                           --------      --------

      Net cash from operating activities                      3,414         4,303

Cash flows from investing activities
Net change in interest-bearing time deposits                (15,500)            -
Investment securities available for sale:
  Purchases                                                  (4,000)       (5,000)
  Proceeds from maturities                                   10,000         6,000
Mortgage-backed securities principal repayments                  63           135
Net decrease (increase) in loans                             (1,538)      (16,393)
Proceeds from sale of real estate owned                           -             -
FHLB stock purchases                                              -           (95)
Properties and equipment expenditures, net                     (740)         (816)
                                                           --------      --------

      Net cash from investing activities                    (11,715)      (16,169)

Cash flows from financing activities
Net (decrease) increase in deposits                             515        15,352
Proceeds from FHLB advances                                   2,000        10,000
Repayments of FHLB advances                                  (7,000)       (2,000)
Exercise of stock options                                       180            92
Purchase of treasury stock                                   (8,271)       (2,321)
Cash dividends paid                                          (2,129)       (2,063)
                                                           --------      --------

      Net cash from financing activities                    (14,705)       19,060
                                                           --------      --------

Net change in cash and cash equivalents                     (23,006)        7,194

Cash and cash equivalents at beginning of period             28,536        10,772
                                                           --------      --------

Cash and cash equivalents at end of period                 $  5,530      $ 17,966
                                                           ========      ========


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc.
(the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1998 Annual Report of Industrial Bancorp, Inc. The results of the nine months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:

                                       For the quarter ended        For the nine months ended
                                       9/30/99        9/30/98        9/30/99        9/30/98
                                       -------        -------        -------        -------
      Basic earnings per share        4,211,991      4,684,200      4,358,946      4,705,818
      Diluted earnings per share      4,318,393      4,785,754      4,468,448      4,817,733

      The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share.

Commitments and Contingencies

      As of September 30, 1999, commitments to originate loans and loans in process to be funded totaled $23.6 million and there were no commitments to sell loans. All of the commitments to originate loans expire within twelve months.

      As of September 30, 1999, the Association had outstanding $3.8 million in letters of credit from the Federal Home Loan Bank as security pledged against public deposits.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

      Total assets declined to $376.9 million at September 30, 1999 from $388.1 million at December 31, 1998. Net loans receivable increased to $329.2 million at September 30, 1998 from $327.0 million at December 31, 1998, despite the sale of $8.1 million of mortgage loans in the secondary market during the same period. The decrease in total assets is primarily attributable to a decline in cash and cash equivalents and scheduled maturities of investments during the first nine months of 1999. The Association has taken advantage of more favorable interest rates by investing in short-term certificates with the Federal Home Loan Bank. As a result, interest-bearing time deposits at September 30, 1999 amounted to $15.5 million and cash and cash equivalents were reduced to $5.5 million at September 30, 1999 from $28.5 million at December 31, 1998. Liquidity of the Association exceeded the regulatory requirement at September 30, 1999.

      Similarly, total liabilities declined as FHLB advances decreased $5.0 million to $30.0 million at September 30, 1999 compared to $35.0 million at December 31, 1998, due to scheduled maturities. Total deposits were $289.1 million at September 30, 1999 compared to $288.6 million at year-end 1998. Deposit growth has slowed in part because the Association has become less aggressive with its pricing of public fund deposits in response to its liquidity position and short-term certificate balances.

      Total shareholders' equity decreased to $54.9 million at September 30, 1999 from $60.7 million at December 31, 1998. Purchase of treasury shares amounting to $8.3 million, dividends to common shareholders of $2.1 million and unrealized losses on investment securities available for sale of $550,000, combined to exceed reported net income of $3.9 million for the first nine months of 1999. The Company repurchased 102,960 shares of its common stock during the first nine months of 1999 and has approximately 130,000 shares remaining to be purchased under its fifth 5% buyback plan.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at September 30, 1999:

                                                                                Minimum Required
                                                                                  For Capital
                                                             Actual             Adequacy Purposes
                                                      -------------------------------------------
                                                                     ($ in thousands)
Total capital (to risk weighted assets)               $41,257      16.68%      $19,785      8.00%
Tier 1 (core) capital (to risk weighted assets)       $39,263      15.88%      $ 9,892      4.00%
Tier 1 (core) capital (to adjusted total assets)      $39,263      10.08%      $14,994      4.00%
Tangible capital (to adjusted total assets)           $39,263      10.08%      $ 5,623      1.50%

INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Net income was $1.21 million for the quarter ended September 30, 1999 compared to $1.47 million for the quarter ended September 30, 1998. Net income per share, on a diluted basis, was $0.28 per share in 1999 compared to $0.31 per share in 1998.

     The primary reasons for third quarter net income in 1999 to be less than the comparable period in 1998 were the reduced level of loans being originated and the increased expense related to opening two new facilities. The significant volume of refinanced mortgage loans experienced in 1998 was not repeated in 1999. Also, the Association has sold $25.7 million of fixed-rate mortgage loans in the secondary market since the third quarter of 1998. Two new full-service offices have been opened, supplied and staffed since September 30, 1998.

      Net interest income was $3.55 million for the third quarter of 1999 compared to $3.68 million for the third quarter of 1998. The 4% decrease was the result of a decline in the ratio of average interest-earning assets to average interest-bearing liabilities from 119.37% during the third quarter of 1998 to 117.89% during the third quarter of 1999, despite a comparable net interest margin of 3.88% during the third quarter of 1999 compared to 3.86% during the third quarter of 1998.

      Total interest income was $525,000 less for the three months ended September 30, 1999 than for the comparable period in 1998. The 7% decrease was primarily the result of a diminished yield (8.20% in 1999 compared to 8.49% in 1998) on a smaller average balance in net loans receivable. The diminished yield resulted from a generally lower interest rate environment and the reduced average balance resulted from the sale of fixed-rate mortgage loans. Interest and fees on loans for the third quarter of 1999 amounted to $6.69 million compared to $7.20 million for the same period in 1998. To offset this decline, the Association shifted available liquidity from overnight deposits to higher yielding short-term time deposits. While the yield earned on the combination of investment securities and interest-bearing deposits declined to 5.16% during the third quarter of 1999 from 5.47% during the third quarter of 1998, the amount of interest earned on investment securities and interest-bearing deposits decreased only 2%, to $536,000 during the three months ended September 30, 1999 from $549,000 earned during the three months ended September 30, 1998.

      Total interest expense was $392,000 less for the three months ended September 30, 1999 than for the comparable period in 1998, as a result of generally lower interest rates. Interest paid on deposits was $252,000 less for the quarter ended September 30, 1999 compared to the same period in 1998, as a result of lower average rates of interest paid (4.58% in 1999 compared to 4.99% in 1998) despite a $2.78 million increase in average interest-bearing deposit balances. The cost of FHLB advances during the third quarter of 1999 amounted to $431,000 compared to $571,000 during the third quarter of 1998. The average balance of FHLB advances was 23% lower in 1999 than in 1998 due to scheduled maturities.

      The provision for loan losses was $23,000 for the quarter ended September 30, 1999 and $55,000 for the same quarter in 1998, based upon management's assessment of probable losses inherent in the loan portfolio for each period. Also considered were the size of the loan portfolio and activity in sales of mortgage loans relative to each period. The allowance for loan losses is evaluated by management using estimates and assumptions based on current conditions and trends. Changes in these estimates and assumptions may require the allowance to be increased in future periods.

      Noninterest income for the quarter ended September 30, 1999 was $227,000 compared to $234,000 for the same period in 1998. The $7,000 decrease is due to a substantially lower level of income from servicing rights and gains on the sale of loans to Freddie Mac in 1999 compared to 1998, despite increases in service fee income on an increased average balance of deposits.

      Noninterest expense for the quarter ended September 30, 1999 was $1.83 million compared to $1.64 million for the same quarter in 1998. Salaries and employee benefits expense for the third quarter of 1999 amounted to $880,000 compared to $846,000 for the third quarter of 1998, due to a higher number of full-time equivalent employees associated with two new full-service banking facilities opened in 1999 and normal pay increases. State franchise tax has been reduced to $101,000 for the third quarter of 1999 from $120,000 for the third quarter in 1998, based on a reduction of the basis on which the tax is calculated and a reduction in the tax rate. Depreciation expense increased to $127,000 during the three months ended September 30, 1999 compared to $91,000 during the same period in 1998, as a result of a substantial upgrade in technology completed during 1998 and the two new banking facilities. Advertising expense was $66,000 during the third quarter of 1999 compared to $39,000 during the same period in 1998, as the generally lower interest rate environment has dictated a more aggressive approach to attracting business in addition to marketing the two new banking offices.

      Net income for the nine months ended September 30, 1999 was $3.86 million, an 8% decline from the $4.22 million reported for the comparable period in 1998. Net interest income was $10.77 million in 1999 compared to $10.97 million in 1998, a $197,000, or 2% decline. Income before income taxes was 6% lower in 1999 than in 1998, while the provision for income tax expense was 2% lower in 1999 than in 1998.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


      Total interest income was $703,000, or 3%, less for the nine months ended September 30, 1999 than for the comparable period in 1998. The decrease was primarily the result of a diminished yield (8.30% in 1999 compared to 8.50% in 1998) on a smaller average balance in net loans receivable, which resulted from the sale of fixed-rate mortgage loans and a reduced volume of loan originations. Interest and fees on loans for the first nine months of 1999 amounted to $20.23 million compared to $21.26 million for the same period in 1998. The yield earned on the combination of investment securities and interest-bearing deposits, including short-term time deposits, also declined to 5.00% during the first nine months of 1999 from 5.40% during the first nine months of 1998. Interest earned on investment securities and interest-bearing deposits amounted to $1.84 million during the nine months ended September 30, 1999 compared to $1.52 million earned during the nine months ended September 30, 1998 as a result of higher average balances of invested funds.

      Total interest expense was $506,000 less for the nine months ended September 30, 1999 than for the comparable period in 1998. The cost of FHLB advances during the first nine months of 1999 amounted to $1.37 million compared to $1.65 million during the first nine months of 1998. The average balance of FHLB advances was 15% lower the first nine months in 1999 than in the same period in 1998 due to scheduled maturities. Interest paid on deposits was $225,000 less for the nine months ended September 30, 1999 compared to the same period in 1998, as a result of lower average rates of interest paid (4.65% in 1999 compared to 4.95% in 1998) despite an increase in average interest-bearing deposit balances.

      The provision for loan losses was $80,000 for the nine months ended September 30, 1999 and $155,000 for the same period in 1998, based upon management's assessment of probable losses inherent in the loan portfolio for each period. Also considered were the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the nine months ended September 30, 1999 was $673,000 compared to $548,000 for the same period in 1998. The $125,000 increase is due primarily to higher service fee income on an increased average balance of deposits. Income from servicing rights and gains on the sale of loans to Freddie Mac amounted to $38,000 during the first nine months of 1999 compared to $72,000 during the same period in 1998.

      Noninterest expense for the nine months ended September 30, 1999 was $5.36 million compared to $4.96 million for the comparable period in 1998. Salaries and employee benefits expense for the first nine months of 1999 amounted to $2.69 million compared to $2.54 million for the first nine months of 1998, due to a higher number of full-time equivalent employees associated with two new full-service offices, and normal pay increases. State franchise tax has been reduced to $293,000 for the first nine months of 1999 from $361,000 for the first nine months of 1998, based on a reduction of the basis on which the tax is calculated and a reduction in the tax rate. Depreciation expense increased to $355,000 during the nine months ended September 30, 1999 compared to $287,000 during the same period in 1998, as a result of a substantial upgrade in technology completed during the first nine months of 1998 and the opening of two new offices. Advertising expense was $199,000 during the first nine months of 1999 compared to $132,000 during the same period in 1998, primarily due to costs associated with marketing the two new offices.

      The provision for income tax expense was only 2% less for the first nine months of 1999 than for the comparable period in 1998, despite income before taxes for that period being 6% less in 1999 than in 1998. The increase in the effective tax rate in 1999 is due to the tax consequences of employee benefits plans.


Year 2000 Issues

      The Company's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Company can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Company has contracted with and uses a nationally recognized data processing service bureau, which specializes in data processing of financial institutions. In addition to its basic operating activities, the Company's facilities and communications equipment are dependent to varying degrees upon computer systems.

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

      The Company has identified and assessed the potential impact of third-party vendors that supply or service its computer-dependent systems. The highest priority and effort has been devoted to monitoring the progress of testing associated with Fiserv, the data processing service bureau under contract with the Company to perform transaction processing. The Company has continually assessed the validation of the Year 2000 compliance of this application, which has been identified as mission critical to the ongoing operations of the Company. Fiserv's validation efforts have included a date handling strategy of the host software, client task force proxy testing, third party vendor interface testing, and application review, testing, and programming changes to both the base system and individualized client packages of the OnLine Financial teller/platform system supported and maintained by Fiserv. The Company's Year 2000 validation efforts, including all in-house equipment, were successfully completed as of the end of the first quarter 1999.

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

      A customer awareness program has also been implemented including the availability of a brochure provided by the Federal Deposit Insurance Corporation, which addresses industry-wide issues, and the distribution of literature developed by the Company, which addresses the possible impact of Year 2000 problems as they specifically relate to the Company and its customers and what the Company has done to mitigate such potential problems. In addition, the Company will hold Year 2000 Awareness meetings in each banking community within its market.

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

Item 1.     Legal Proceedings
            -----------------
            Not applicable.

Item 2.     Changes in Securities
            ---------------------
            Not applicable.

Item 3.     Defaults upon Senior Securities
            -------------------------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            Not applicable.

Item 5.     Other Information
            -----------------
            On September 17, 1999 the Company announced its intent to repurchase 5% of its outstanding common shares. The repurchase will be on the open market and will be of up to 226,208 of its common shares.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            Not applicable.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: 10\29\99                           By: /s/ Lawrence R. Rhoades
      --------                               -----------------------
                                                 Lawrence R. Rhoades
                                                 Chairman of the Board and
                                                 Chief Financial Officer



Date: 10/29/99                           By: /s/ David M. Windau
      --------                               -------------------
                                                 David M. Windau
                                                 President and
                                                 Chief Executive Officer