Form 10-K
period 1999-12-31
INDUSTRIAL BANCORP INC
filed 2000-03-30
CIK 942899

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________

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
                              (Title of Class)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the
past 90 days.  Yes   X    No
                   -----     -----

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq National Market as of March 21, 2000, was $51,312,238. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of March 21, 2000, there were 4,343,883 of the Registrant's Common Shares issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-K - Portions of 1999 Annual Report to Shareholders
         Part III of Form 10-K - Portions of Proxy Statement for the
                     2000 Annual Meeting of Shareholders


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

      The Association conducts business from its main office at 211 N. Sandusky Street in Bellevue, Ohio, its eleven branch offices and its one loan production office in the northern Ohio communities of Ashland, Bellevue, Clyde, Findlay, Fremont, Lexington, Mansfield, Norwalk, Sandusky, Tiffin and Willard. The Association is principally engaged in the business of originating construction and permanent mortgage loans secured by first mortgages on one- to four-family residential real estate located in the Association's primary market area, which consists of the seven Ohio counties in which its offices are located: Ashland, Erie, Hancock, Huron, Richland, Sandusky and Seneca. The Association also originates construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area. In addition to real estate loans, the Association originates a limited number of commercial loans and secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits and loan principal repayments. Advances from the FHLB of Cincinnati are also utilized as an additional source of funds.

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

Market Area

      The Association conducts business from its main office in Bellevue, Ohio, and its eleven branch offices in the northern Ohio cities of Ashland, Clyde, Findlay, Fremont, Lexington, Norwalk, Sandusky, Tiffin and Willard. The Association's primary market area for deposit and lending activity consists of the seven counties in which the Association has its branch offices.

      The economy of the Association's primary market area is stable. Population growth and household growth have occurred at rates comparable to that in the State of Ohio as a whole. The principal segments of the local economy are manufacturing, wholesale/retail trade, tourism and other service industries. Erie and Sandusky Counties include popular tourist attractions along Lake Erie, such as Cedar Point, which provide a significant number of jobs during the summer season and draw large numbers of visitors to the area. Other major employers in the Association's primary market area include Whirlpool Corporation, Cooper Tire & Rubber Company, Consolidated Biscuit Co., General Motors, Ford Motor Company, Marathon Oil, Sprint, Therm-O-Disc and R.R. Donnelly Co. There are also several colleges and universities in the Association's primary market area.

Lending Activities

      General. The Association's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in the Association's primary market area. The Association also offers loans secured by multifamily properties containing more than four units and nonresidential properties, including construction loans. The Association does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, the Association originates a limited number of commercial loans and consumer loans, including education loans, loans secured by deposit accounts, automobile loans and a limited number of unsecured loans. As an approved Federal Home Loan Mortgage Corporation seller/servicer, the Association sells certain residential real estate mortgage loans in the secondary market.

      Loan Portfolio Composition. The following table presents certain information regarding the composition of the Association's loan portfolio at the dates indicated:


                                                                       At December 31,
                           ------------------------------------------------------------------------------------------------------
                                  1999                 1998                 1997                 1996                 1995
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                      Percent              Percent              Percent              Percent              Percent
                                      of total             of total             of total             of total             of total
                           Amount      loans    Amount      loans    Amount      loans    Amount      loans    Amount      loans
                           -------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Real estate loans:
  One- to four-family      $288,905    83.07%   $279,237    83.87%   $278,438    85.00%   $248,694    85.35%   $226,868    85.90%
  Home equity                18,721     5.38      16,624     4.99      15,407     4.70      11,651     4.00       8,546     3.24
  Multifamily                10,873     3.13       9,165     2.75       8,170     2.49       9,028     3.10       8,213     3.11
  Nonresidential             11,956     3.44      10,979     3.31      10,521     3.21       8,842     3.03       9,100     3.45
  Construction (1)            9,479     2.73      11,607     3.49      10,341     3.16       8,765     3.01       6,746     2.55
                           ------------------------------------------------------------------------------------------------------

      Total real estate
       loans                339,934    97.74     327,612    98.41     322,877    98.56     286,980    98.49     259,473    98.25

Commercial loans              1,265     0.36         451     0.14         297     0.09         398     0.14         585     0.22

Consumer loans:
  Education loans               927     0.27       1,073     0.32       1,155     0.35       1,268     0.44       1,456     0.55
  Loans on deposits           1,084     0.31       1,307     0.39       1,258     0.39       1,087     0.37         987     0.38
  Automobile loans            1,901     0.55       1,545     0.46       1,189     0.36         773     0.27         826     0.31
  Other consumer loans        2,682     0.77         934     0.28         806     0.25         831     0.29         771     0.29
                           ------------------------------------------------------------------------------------------------------

      Total consumer
       loans                  6,594     1.90       4,859     1.45       4,408     1.35       3,959     1.37       4,040     1.53
                           ------------------------------------------------------------------------------------------------------

Total loans                 347,793   100.00%    332,922   100.00%    327,582   100.00%    291,337   100.00%    264,098   100.00%
                                      ======               ======               ======               ======               ======
  Less:
    Deferred loan
     origination fees        (3,500)              (4,020)              (4,171)              (3,977)              (3,598)
    Allowance for
     loan losses             (2,017)              (1,930)              (1,742)              (1,557)              (1,376)
                           --------             --------             --------             --------             --------

      Net loans            $342,276             $326,972             $321,669             $285,803             $259,124
                           ========             ========             ========             ========             ========

--------------------
<F1>  Net of the undisbursed portion of construction loans.


      Loan Maturity. The following table sets forth certain information as of December 31, 1999, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.


                                                                       Due in years
                                    -------------------------------------------------------------------------------------
                                                                     2003       2005       2008       2020
                                                                     and       through    through      and
                                     2000       2001      2002       2004       2007       2019       After       Total
                                    -------------------------------------------------------------------------------------
                                                                       (In thousands)

Real estate loans:
  One- to four-family               $ 1,095    $  298    $ 1,399    $ 7,754    $25,995    $69,627    $182,737    $288,905
  Home equity                        18,721         -          -          -          -          -           -      18,721
  Multifamily and nonresidential        704       631        416      7,544      3,871      7,707       1,956      22,829
  Construction                        1,320        60          9         92         99      1,052       6,847       9,479
  Commercial loans                    1,265         -          -          -          -          -           -       1,265
  Consumer loans                      3,155       453        857      1,265        681        175           8       6,594
                                    -------------------------------------------------------------------------------------
      Total                         $26,260    $1,442     $2,681    $16,655    $30,646    $78,561    $191,548    $347,793
                                    =====================================================================================


      The following table sets forth the dollar amount of all loans which will become due after December 31, 2000, and which have fixed interest rates or adjustable interest rates:


                                 Due after
                             December 31, 2000
                             -----------------
                               (In thousands)

Fixed interest rates                     6
Adjustable interest rates           68,487
                                  --------
                                  $321,533
                                  ========


      Loans Secured by One- to Four-Family Real Estate. The principal lending activity of the Association is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within the Association's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At December 31, 1999, the Association's one- to four-family residential real estate loan portfolio was $288.9 million, or 83% of total loans.

      OTS regulations and Ohio law limit the amount that the Association may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations and laws, the Association typically makes loans on one- to four-family residences for up to 80% of the value of the real estate and improvements (the "LTV") and occasionally makes loans with up to a 95% LTV. The principal amount of any loan which exceeds an 80% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

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

      At December 31, 1999, the Association had $18.7 million, or 5% of total loans, in home equity loans.

      Loans Secured by Multifamily Real Estate. In addition to loans on one- to four-family properties, the Association originates loans secured by multifamily properties containing over four units. Multifamily loans are offered with adjustable rates for terms of up to 30 years and have a maximum LTV of 80%.

      Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. The Association attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. The Association requests that borrowers submit rent rolls and financial statements annually to enable the Association to monitor such loans.

      At December 31, 1999, loans secured by multifamily properties totaled $10.9 million, or 3% of total loans.

      Loans Secured by Nonresidential Real Estate. At December 31, 1999, $12.0 million, or 3%, of the Association's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have adjustable rates, terms of up to 25 years and LTVs of up to 75%. Among the properties securing nonresidential real estate loans are office buildings and motel and retail properties located in the Association's primary market area.

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

      Construction Loans. The Association makes loans for the construction of single-family houses, multifamily properties and nonresidential real estate projects. At December 31, 1999, the Association's loan portfolio included $9.5 million in construction loans, net of undisbursed proceeds, or 3% of total loans.

      The Association's construction loan portfolio at December 31, 1999, consisted primarily of loans to individuals and builders for the construction and permanent financing of single-family residences. Such loans are offered with fixed or adjustable rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. At December 31, 1999, loans for the construction of nonresidential real estate totaled $372,000.

      Construction loans, particularly loans involving nonresidential real estate, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event default on a construction loan occurs and foreclosure follows, the Association would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. All of the Association's construction loans are secured by property in the Association's primary market area.

      Commercial Loans. The Association occasionally makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At December 31, 1999, the Association's commercial loan portfolio was $1.3 million, or less than 1% of total loans.

      Consumer Loans. The Association makes various types of consumer loans, including education loans, loans made to depositors on the security of their deposit accounts, automobile loans and other secured loans and unsecured personal loans. Consumer loans are made at fixed rates of interest and for varying terms based on the type of loan. At December 31, 1999, the Association had $6.6 million, or 2% of total loans, invested in consumer loans.

      Consumer loans, particularly consumer loans that are unsecured or are secured by rapidly depreciating assets such as automobiles, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and residential housing builders, solicitations by the Association's lending staff and, to a limited extent, through the use of local independent mortgage brokers, and walk-in customers.

      Loan applications for permanent real estate loans are taken by loan personnel in the office where the loan is originated. The Association typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate, which will be given as security for the loan, is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Association's underwriting guidelines to the Association's Executive Committee or Underwriting Committee. All loans are ratified by the full Board of Directors.

      Under the Association's current loan guidelines, if a real estate loan application is approved, title insurance is usually obtained on the real estate that will secure the mortgage loan. In the past, the Association used an attorney's opinion for single-family loans, whereas title insurance was typically used for nonresidential real estate loans. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Association as an insured mortgagee.

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

      Loan Originations, Purchases and Sales. The Association originates both fixed-rate and ARM loans for its portfolio. A majority of the loans in the Association's portfolio conform to the secondary market standards of the Federal Home Loan Mortgage Corporation (the "FHLMC") or the Federal National Mortgage Association (the "FNMA"). In an effort to reduce interest rate risk and due to the favorable market conditions to do so, the Association initiated a program in 1998 to sell a portion of the Association's fixed-rate loan originations in the secondary market. The Association intends to continue to charge a higher interest rate on loans that do not conform to FHLMC or FNMA standards to mitigate the increased interest rate risk associated with loans that cannot be readily sold. At December 31, 1999, the Association had $27.3 million of loans serviced for others.

      The following table presents the Association's loan origination, purchase and sale activity for the periods indicated:


                                                               Year ended December 31,
                                               ------------------------------------------------------
                                                 1999        1998        1997       1996       1995
                                               ------------------------------------------------------
                                                                   (In thousands)

Loans originated:
  One- to four-family residential              $ 74,598    $ 88,834    $ 74,289    $58,626    $46,007
  Multifamily residential                         4,979         844         211        702        375
  Nonresidential                                  1,707       2,335         817        957        848
  Construction                                   20,213      21,298      22,911     18,751     17,478
  Commercial                                      5,213       2,175       1,674        624        601
  Consumer                                        5,806       3,327       2,891      2,572      2,568
                                               ------------------------------------------------------
    Total loans originated                      112,516     118,813     102,793     82,232     67,877

Loan participations purchased                         -       2,175       1,025          -          -

Reductions:
  Principal repayments                           86,664     101,360      64,950     54,521     40,609
  Loans sold                                      8,450      17,663           -          -      1,250
  Transfers from loans to real estate owned          89          46          71          -         33
                                               ------------------------------------------------------
    Total reductions                             95,203     119,069      65,021     54,521     41,892

Increase (decrease) in other items, net (1)       2,009      (3,384)      2,931      1,032      2,398
                                               ------------------------------------------------------
Net increase                                   $ 15,304    $  5,303    $ 35,866    $26,679    $23,587
                                               ======================================================

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

      Based on such limits, the Association was able to lend approximately $5.7 million to one borrower at December 31, 1999. The largest amount the Association had outstanding to one borrower and related persons or entities at December 31, 1999, was $3.5 million, consisting of a number of residential rental and condominium development projects in the Association's primary market area.

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                At December 31,
                          --------------------------------------------------------------------------------------------
                                      1999                            1998                            1997
                          ----------------------------    ----------------------------    ----------------------------
                                               Percent                         Percent                        Percent
                                              of total                        of total                        of total
                          Number    Amount     loans      Number    Amount     loans      Number    Amount     loans
                          --------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)

Loans delinquent for:
  30 - 59 days              65      $1,818     0.52%       114      $2,336     0.70%        75      $2,019     0.62%
  60 - 89 days              40         622     0.18         35       1,266     0.38         49       1,327     0.40
  90 days and over          56       1,489     0.43         71       1,285     0.39         38         763     0.23
                           ----------------------------------------------------------------------------------------
Total delinquent loans     161      $3,929     1.13%       220      $4,887     1.47%       162      $4,109     1.25%
                           ========================================================================================



                                                    At December 31,
                           -----------------------------------------------------------
                                      1996                            1995
                           ---------------------------    ----------------------------
                                               Percent                         Percent
                                              of total                        of total
                          Number    Amount     loans      Number    Amount     loans
                          ------------------------------------------------------------
                                             (Dollars in thousands)

Loans delinquent for:
  30 - 59 days              65      $1,267     0.43%        70      $1,238     0.47%
  60 - 89 days              34         575     0.20         47         749     0.28
  90 days and over          75         999     0.34         73       1,502     0.57
                           --------------------------------------------------------
Total delinquent loans     174      $2,841     0.97%       190      $3,489     1.32%
                           ========================================================


      Nonperforming assets include nonaccruing loans, accruing loans that are delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu thereof, and repossessed assets. The Association ceases to accrue interest on real estate loans if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest.

      The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other nonperforming assets at the dates indicated:


                                                               At December 31,
                                              --------------------------------------------------
                                               1999       1998       1997       1996       1995
                                              --------------------------------------------------
                                                            (Dollars in thousands)

Accruing loans delinquent 90 days or more     $  629     $  512     $  294     $  721     $  939
Loans accounted for on a nonaccrual basis:
  Real estate:
    One- to four-family                          914        963        710        504        621
    Multifamily                                    -          -          -          -          -
    Nonresidential                                 -          -         10          -          7
  Consumer                                        14         13         18         13          5
                                              --------------------------------------------------
      Total nonaccrual loans                     928        976        738        517        633
                                              --------------------------------------------------
      Total nonperforming loans                1,557      1,488      1,032      1,238      1,572

Real estate owned                                 84          5         76          5          5
                                              --------------------------------------------------

      Total nonperforming assets              $1,641     $1,493     $1,108     $1,243     $1,577
                                              ==================================================

Allowance for loan losses                     $2,017     $1,930     $1,742     $1,557     $1,376
                                              ==================================================

Nonperforming assets as a
 percent of total assets                        0.42%      0.38%      0.31%      0.38%      0.49%
Nonperforming loans as a
 percent of total loans                         0.45%      0.45%      0.32%      0.42%      0.60%
Allowance for loan losses as a
 percent of nonperforming loans               129.55%    129.72%    168.76%    125.77%     87.53%


      For the year ended December 31, 1999, gross interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was $30,000. Interest collected on such loans and included in net income was $12,000.

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

      The aggregate amounts of the Association's classified assets at the dates indicated were as follows:


                                             At December 31,
                               ------------------------------------------
                                1999      1998     1997    1996     1995
                               ------------------------------------------
                                             (In thousands)

Substandard                    $1,623    $1,482    $786    $874    $1,408
Doubtful                            -         -       -       -         -
Loss                               55        23      45      54        46
    Total classified assets    $1,678    $1,505    $831    $928    $1,454


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

      Allowance for Loan Losses. Senior management, with oversight by the Board, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

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

      The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:


                                               Year ended December 31,
                                   ----------------------------------------------
                                   1999      1998     1997      1996     1995
                                   ----------------------------------------------
                                               (Dollars in thousands)

Balance at beginning of period     $1,930    $1,742    $1,557    $1,376    $1,209

Charge-offs                           (19)      (14)       (2)        -       (17)
Recoveries                              3         2         1         1         4
                                   ----------------------------------------------
Net (charge-offs) recoveries          (16)      (12)       (1)        1       (13)
Provision for loan losses             103       200       186       180       180
                                   ----------------------------------------------
Balance at end of year             $2,017    $1,930    $1,742    $1,557    $1,376
                                   ==============================================
Net (charge-offs) recoveries to
 average loans                       0.00%     0.00%     0.00%     0.00%    (0.01)%
Allowance for loan losses to
 total loans                         0.58%     0.59%     0.54%     0.53%     0.52%


      The following table sets forth the allocation of the Association's allowance for loan losses by type of loan at the dates indicated:


                               1999                     1998                     1997
                       ---------------------    ---------------------    ---------------------
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

Balance at year end
 applicable to:
  Real estate loans    $1,507        98%        $1,442       98%         $1,303        99%
  Commercial loans         40         -             38        -              34         -
  Consumer loans          173         2            164        2             151         1
  Unallocated             297         -            286        -             254         -
                       ------------------------------------------------------------------
      Total            $2,017       100%        $1,930      100%         $1,742       100%
                       ==================================================================



                               1996                     1995
                       ---------------------    ---------------------
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

Balance at year end
 applicable to:
  Real estate loans    $1,166        99%        $1,036        98%
Commercial loans           30         -             27         -
Consumer loans            134         1            112         2
Unallocated               227         -            201         -
                       -----------------------------------------
Total                  $1,557       100%        $1,376       100%
                       =========================================


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

      The following table sets forth the composition of the Association's interest-bearing deposits, investment securities and mortgage-backed securities at the dates indicated:


                                                                             At December 31,
                                         -----------------------------------------------------------------------------------
                                                           1999                                        1998
                                         ---------------------------------------     ---------------------------------------
                                         Carrying    % of       Fair       % of      Carrying    % of       Fair       % of
                                           value     total      value      total       value     total      value      total
                                         -----------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

Interest-bearing deposits(1):
  Demand deposits                        $ 3,253     10.14%    $ 3,253     10.13%    $ 5,469     11.16%    $ 5,469     11.16%
  Overnight deposits                       4,000     12.46       4,000     12.46      22,000     44.91      22,000     44.89
  Time deposits                           10,500     32.71      10,500     32.70           -         -           -         -
                                         -----------------------------------------------------------------------------------

      Total interest-bearing deposits     17,753     55.31      17,753     55.29      27,469     56.07      27,469     56.05

Investment securities:
  U.S. Treasury securities:
    Available for sale                    6,993      21.79       6,993     21.78      12,156     24.81      12,156     24.81
  U.S. agency securities:
    Available for sale                    4,953      15.43       4,953     15.43       6,042     12.33       6,042     12.33
  Equity securities (2)                   2,195       6.84       2,195      6.84       3,037      6.20       3,037      6.20
                                        ------------------------------------------------------------------------------------
      Total investment securities        14,141      44.06      14,141     44.05      21,235     43.34      21,235     43.34
                                        ------------------------------------------------------------------------------------
  Mortgage-backed securities                202       0.63         212      0.66         283      0.59         302      0.61
                                        ------------------------------------------------------------------------------------
Total investments                       $32,096     100.00%    $32,106    100.00%    $48,987    100.00%    $49,006    100.00%
                                        ====================================================================================


                                                     At December 31,
                                         ---------------------------------------
                                                           1997
                                         ---------------------------------------
                                         Carrying    % of       Fair       % of
                                           value     total      value      total
                                         ---------------------------------------
                                                 (Dollars in thousands)

Interest-bearing deposits(1):
  Demand deposits                        $ 3,499     11.30%    $ 3,499     11.29%
  Overnight deposits                       6,000     19.38       6,000     19.35
  Time deposits                                -         -           -         -
                                         ---------------------------------------

      Total interest-bearing deposits      9,499     30.68       9,499     30.64

Investment securities:
  U.S. Treasury securities:
    Available for sale                    16,048     51.82      16,048     51.76
  U.S. agency securities:
    Available for sale                     3,011      9.72       3,011      9.71
  Equity securities (2)                    1,971      6.37       1,971      6.36
                                         ---------------------------------------
      Total investment securities         21,030     67.91      21,030     67.83
                                         ---------------------------------------
  Mortgage-backed securities                 437      1.41         474      1.53
                                         ---------------------------------------
Total investments                        $30,966    100.00%    $31,003    100.00%
                                         =======================================

--------------------
<F1>  Total interest-bearing deposits held at the FHLB of Cincinnati totaled
      $17,753 at December 31, 1999.
<F2>  Comprised of Federal Home Loan Mortgage Corporation preferred stock.


      The maturities of the Association's interest-bearing deposits, investment securities and mortgage-backed securities at December 31, 1999, are as follows:


                                                                At December 31, 1999
                              ---------------------------------------------------------------------------------------
                                                      After one through          After five             After ten
                                One year or less          five years         through ten years            years
                              -------------------    -------------------    -------------------    ------------------
                              Carrying    Average    Carrying    Average    Carrying    Average    Carrying    Average
                                value      yield      value       yield       value      yield       value      yield
                              ----------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Interest-bearing deposits     $17,753      4.47%      $    -         -%       $  -          -%       $  -           -%
U.S. Treasury securities        6,993      6.08            -         -           -          -           -           -
U.S. agency securities          3,970      5.59          983      5.00           -          -           -           -
Mortgage-backed securities          -         -           25      9.70           8       8.50         169       10.62
                              ---------------------------------------------------------------------------------------
      Total                   $28,716      5.02%      $1,008      5.11%       $  8       8.50%       $169       10.62%
                              =======================================================================================


                                      At December 31, 1999
                              -----------------------------------

                                             Total
                              ------------------------------------
                              Carrying    Market        Weighted
                                value     value      average yield
                              ------------------------------------
                                     (Dollars in thousands)

Interest-bearing deposits     $17,753     $17,753        4.47%
U.S. Treasury securities        6,993       6,993        6.08
U.S. agency securities          4,953       4,953        5.47
Mortgage-backed securities        202         212       10.42
                              -------------------------------
      Total                   $29,901     $29,911        5.05%
                              ===============================


Not included in the preceding table is $2.2 million of Federal Home Loan Mortgage Corporation preferred stock which has no stated maturity.

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

      At December 31, 1999, the Association's certificates of deposit totaled $203.3 million, or 69% of total deposits. Of such amount, approximately $128.7 million in certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If deviation from historical experience occurs, the Association can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds, up to the Association's limit on such borrowings, which was $69.8 million at December 31, 1999.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:


                                                                                 December 31,
                              -------------------------------------------------------------------------------------------------
                                  Weighted               1999                        1998                        1997
                              average rate at  ------------------------    ------------------------    ------------------------
                                December 31,              Percent of                  Percent of                  Percent of
                                   1999        Amount    total deposits    Amount    total deposits    Amount    total deposits
                              -------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)

Transaction accounts:
  Noninterest-bearing demand
   deposits                           -%       $  4,928       1.68%        $  4,009       1.39%       $  3,287       1.21%
  Passbook savings accounts        3.10          57,861      19.66           54,258      18.80          52,622      19.43
  NOW accounts                     2.90          23,767       8.08           17,750       6.15          15,277       5.64
  Money market accounts            3.00           4,364       1.48            4,713       1.63           4,049       1.49
                                               --------------------------------------------------------------------------
    Total transaction accounts                   90,920      30.90           80,730      27.97          75,235      27.77

Certificates of deposit:
  4.01%  - 6.00%                   5.25         153,450      52.15          149,696      51.87         120,113      44.33
  6.01% -  8.00%                   6.21          23,585       8.01           33,578      11.64          51,020      18.83
  Adjustable-rate (1)              5.27          26,295       8.94           24,580       8.52          24,589       9.07
                                               --------------------------------------------------------------------------
      Total certificates
       of deposit                  5.37         203,330      69.10          207,854      72.03         195,722      72.23
                                               --------------------------------------------------------------------------
      Total deposits               4.60%       $294,250     100.0%         $288,584     100.0%        $270,957     100.0%
                                               =========================================================================

--------------------
<F1>  Consists of IRA and Keogh accounts, the rates on which adjust monthly at the discretion of the Association.


      The Association bids on deposits of public funds from entities in its primary market area. The amount of such deposits was approximately $21.3 million at December 31, 1999.

      The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 1999:


                                                             Amount Due
                                     ----------------------------------------------------------
                                                   Over         Over
                                       Up to     1 year to    2 years to      Over
Rate                                 one year     2 years      3 years      3 years      Total
-----------------------------------------------------------------------------------------------
                                                           (In thousands)

4.01% to 6.00%                       $ 97,458     $41,108      $10,544      $4,340     $153,450
6.01% to 8.00%                         13,437       5,847        3,608         693       23,585
Adjustable rate                        17,813       8,482            -           -       26,295
                                     ----------------------------------------------------------
    Total certificates of deposit    $128,708     $55,437      $14,152      $5,033     $203,330
                                     ==========================================================


      The following table presents the amount of the Association's certificates of deposit of $100,000 or more, by the time remaining until maturity, at December 31, 1999:


Maturity                          Amount
--------------------------------------------
                              (In thousands)

Three months or less              $12,719
Over 3 months to 6 months          14,101
Over 6 months to 12 months         12,703
Over 12 months                      9,509
                                  -------
    Total                         $49,032
                                  =======


      The following table sets forth the Association's deposit account balance activity for the periods indicated:


                                             Year ended December 31,
                                         -------------------------------
                                           1999        1998        1997
                                         --------------------------------
                                              (Dollars in thousands)

Beginning balance                        $288,584    $270,957    $259,074
  Deposits                                529,012     445,214     166,892
  Withdrawals                            (534,293)   (438,622)   (165,456)
                                         --------------------------------
Net deposits before interest credited     283,303     277,549     260,510
  Interest credited                        10,947      11,035      10,447
                                         --------------------------------
Ending balance                           $294,250    $288,584    $270,957
                                         ================================

  Net increase                           $  5,666    $ 17,627    $ 11,883
  Percent increase                            2.0%        6.5%        4.6%


      Borrowings. The FHLB system functions as a central reserve bank, providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). If an association meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, it will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1999, the Association was in compliance with the QTL test.

      The following table sets forth the maximum month-end balance and average balance of the Association's FHLB advances during the periods indicated:


                                 Year ended December 31,
                              -----------------------------
                                1999       1998       1997
                              -----------------------------
                                  (Dollars in thousands)

Maximum balance               $37,000    $37,000    $29,000
Average balance                30,846     35,692     16,615
Average interest rate paid       5.91%      6.15%      6.38%


      At December 31, 1999, the Association had outstanding FHLB advances totaling $37.0 million, with a weighted average interest rate of 5.88%.

Competition

      The Association competes for deposits with other savings associations, savings banks, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Association competes with other savings banks, savings associations, commercial banks, mortgage brokers, consumer finance companies, credit unions, leasing companies and other lenders. The Association competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The Association does not offer all of the products and services offered by some of its competitors, particularly commercial banks. The Association monitors the product offerings of its competitors and adds new products when it can do so competitively and cost effectively.

      The size of financial institutions competing with the Association is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Association.

Employees

      As of December 31, 1999, the Association had 86 full-time employees and 13 part-time employees. The Association believes that relations with its employees are excellent. The Association offers health and disability benefits, life insurance and an employee stock ownership plan. None of the employees of the Association are represented by a collective bargaining unit.

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

      On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws which had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in the financial services in which various types of financial institutions may engage.

      Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including the Company. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking.

      The GLB authorizes a new "financial holding company," which can own banks and thrifts and which are also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

      The GLB Act is not expected to have a material effect on the activities in which the Holding Company and Industrial currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

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

      Regulatory Capital Requirements. Industrial is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Industrial consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Industrial consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets, including certain off-balance sheet items, are weighted at percentage levels ranging from 0% to 100% depending on the relative risk).

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

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Industrial's capital at December 31, 1999, met the standards for a well-capitalized institution.

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

      Liquidity. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association's acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Industrial at December 31, 1999, was approximately $18.3 million, or 5.68%, which exceeded the 4% liquidity requirement by approximately $6.1 million.

      Qualified Thrift Lender Test. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At December 31, 1999, Industrial qualified as a QTL.

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

      Based on such limits, Industrial was able to lend approximately $5.7 million to one borrower at December 31, 1999. The largest amount Industrial had outstanding to any group of affiliated borrowers at December 31, 1999, was $3.5 million, which consisted of seven loans, secured by a number of residential rental and condominium development projects. At December 31, 1999, such loans were performing in accordance with their terms.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed Industrial's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of Industrial with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Industrial was in compliance with such restrictions at December 31, 1999.

      All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. The Holding Company is an affiliate of Industrial. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus,
(ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Industrial was in compliance with these requirements and restrictions at December 31, 1999.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS.

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

      The Holding Company is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies in existence on May 4, 1999 and such companies are the only financial institution holding companies which may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings and loan association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings and loan association subsidiary of a holding company fails to meet the QTL, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1999, Industrial met the QTL.

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

FRB Regulations

      FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts over $44.3 million. At December 31, 1999, Industrial was in compliance with this reserve requirement.

Federal Home Loan Banks

      The FHLBs provide credit to their members in the form of advances. Industrial is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Industrial's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. Industrial was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $3.5 million at December 31, 1999.

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

                                  TAXATION

Federal Taxation

      The Holding Company and Industrial are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, the Holding Company and Industrial may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1997. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

      Based on Industrial's average gross receipts of $30.0 million for the three tax years ending on December 31, 1999, Industrial would not qualify as a small corporation exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Industrial to the Holding Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Industrial's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1999, Industrial's pre-1988 reserves for tax purposes totaled approximately $4.2 million. Industrial believes it had approximately $1.0 million of accumulated earnings and profits for tax purposes as of December 31, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Industrial will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Industrial have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Industrial.

Ohio Taxation

      The Holding Company is subject to the Ohio corporation franchise tax, which, as applied to the Holding Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.400% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

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

      Industrial is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of Industrial's apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. This rate of tax will be 1.3% for tax year 2000 and years thereafter. As a "financial institution," Industrial is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.  Description of Property

      The following table sets forth certain information at December 31, 1999, regarding the office facilities of the Association:


                                 Owned or      Date                  Net book
          Location                leased     acquired    Deposits     value
          -------------------------------------------------------------------
                                             (In thousands)

30 East Main Street              Owned       11/04/94    $29,317     $1,103
Ashland, Ohio 44805

203 North Sandusky Street (1)    Owned       02/25/93          -         61
Bellevue, Ohio 44811

211 North Sandusky Street        Owned       05/06/72     64,354        350
Bellevue, Ohio 44811

225 North Main Street            Owned       06/05/75     13,297         98
Clyde, Ohio 43410

1500 Bright Road                 Owned       01/29/93     18,441        990
Findlay, Ohio 45840

321 West State Street            Owned       06/30/87     16,071        196
Fremont, Ohio 43420

40 E. Main Street                Owned       02/13/99        845        373
Lexington, Ohio 44904

2080 Ferguson Road (2)           Leased             -          -          -
Mansfield, Ohio 44906

50 West Main Street              Owned       08/06/76     45,380        252
Norwalk, Ohio 44857

51 West Main Street (3)          Owned       09/11/92          -        194
Norwalk, Ohio 44587

4112 Milan Road                  Owned       02/29/88     13,770        413
Sandusky, Ohio 44870

48 East Market Street (4)        Owned       06/15/83     56,995        325
Tiffin, Ohio 44883

796 West Market Street (4)       Owned       12/18/90          -        211
Tiffin, Ohio 44883

301 Myrtle Avenue (5)            Owned       05/07/77     35,780        147
Willard, Ohio 44890

121 Blossom Centre (5)           Leased             -          -         94
Willard, Ohio 44890

--------------------
<F1>  Office facility for the Association's appraisal staff.
<F2>  Loan production office.
<F3>  Drive-up facility only.
<F4>  Deposit totals are combined for the two Tiffin offices.
<F5>  Deposit totals are combined for the two Willard offices.


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


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters

      The information contained in the 1999 Annual Report to Shareholders of the Corporation (the "Annual Report"), a copy of which is attached hereto as
Exhibit 13, under the caption "Common Stock Information," is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information contained in the Annual Report under the caption "Selected Consolidated Financial Data" is incorporated herein by reference. The dividend pay-out ratio (dividends declared per share as a percentage of basic earnings per share) of the Company was 53.7% for 1999, 48.4% for 1998, and 46.2% for 1997.

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


Item 8.  Financial Statements and Supplemental Data

      The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated January 15, 2000, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant

      The information contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), filed with the Securities and Exchange Commission (the "Commission") on March 21, 2000, under the captions "Election of Directors" and "Executive Officers," is incorporated herein by reference.

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

      3(a)    Articles of Incorporation

      3(b)    Certificate of Amendment to Articles of Incorporation

      3(c)    Code of Regulations

      11      Statement Regarding Computation of Per Share Earnings

      13      Annual Report to Shareholders

      21      Subsidiaries of Registrant

      27      Financial Data Schedule

      99      Proxy Statement for 2000 Annual Meeting of Shareholders

(b) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c) Reports on Form 8-K. There were no reports on Form 8-K filed during 1999.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDUSTRIAL BANCORP, INC.

                                       By:  /s/ David M. Windau
                                            --------------------------------
                                            David M. Windau, Chief Executive
                                            Officer (Duly Authorized
                                            Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ David M. Windau                    /s/ Lawrence R. Rhoades
-----------------------------          -------------------------------------
David M. Windau, President,            Lawrence R. Rhoades, Chairman of the
Chief Executive Officer and Director   Board Chief Financial Officer and
                                       Director

Date: March 29, 2000                   Date: March 29, 2000


/s/ Graydon H. Hayward                 /s/ Leon W. Maginnis
-----------------------------          -------------------------------------
Graydon H. Hayward, Director           Leon W. Maginnis, Director

Date: March 29, 2000                   Date: March 29, 2000


/s/ Bob Moore                          /s/ Fredric C. Spurck
-----------------------------          -------------------------------------
Bob Moore, Director                    Fredric C. Spurck, Director

Date: March 29, 2000                   Date: March 29, 2000


/s/ Roger O. Wilkinson
-----------------------------
Roger O. Wilkinson, Director

Date: March 29, 2000

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

    3(b)         Certificate of Amendment to Articles of Incorporation

    3(c)         Code of Regulations
                 Incorporated by reference to the S-1, Exhibit 3.2 Incorporated by reference to the S-1, Exhibit 3.3

   11 Statement Regarding Computation of Per Share Earnings Incorporated by reference to Note 1 to the Financial Statements included in the Annual Report

   13            Annual Report to Shareholders

   21            Subsidiaries of the Registrant

   27            Financial Data Schedule

   99 Proxy Statement for 2000 Annual Meeting of Shareholders Incorporated by reference to the Proxy Statement, filed with the Securities and Exchange Commission on March 21, 2000