Form 10-Q
period 2000-03-31
INDUSTRIAL BANCORP INC
filed 2000-05-15
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: March 31, 2000
                                     OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

               0-26248                               34-1800830
      --------------------------------------------------------------------
        (Commission File No.)                  (IRS Employer I.D. No.)

                          INDUSTRIAL BANCORP, INC.
      --------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                    OHIO
      --------------------------------------------------------------------
                  (State of jurisdiction or incorporation)

              211 North Sandusky Street, Bellevue, Ohio   44811
      --------------------------------------------------------------------
           (Address of principal executive office)      (Zip Code)

                               (419) 483-3375
      --------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

                      Outstanding as of April 27, 2000:

                    4,333,883 common shares, no par value


INDUSTRIAL BANCORP, INC.
Form 10-Q
For the Quarter ended March 31, 2000


Part I - Financial Information


Item 1:     Financial Statements
-------

      Interim financial information required by Rule 10-01 of Regulation
      S-X is included in  this Form 10-Q as referenced below:


      Consolidated Balance Sheets                                             3

      Consolidated Statements of Net Income                                   4

      Consolidated Statements of Comprehensive Income                         5

      Consolidated Statements of Shareholders' Equity                         6

      Condensed Consolidated Statements of Cash Flows                         7

      Notes to Consolidated Financial Statements                              8


Item 2:     Management's Discussion and Analysis of
-------     Financial Condition and Results of Operations                     9


Item 3:     Quantitative and Qualitative Disclosures about Market Risk       12
-------

Part II - Other Information                                                  13


Signatures                                                                   14



INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
($ in thousands except per share data)

                                                            3/31/00      12/31/99
                                                            -------      --------

ASSETS
Cash and noninterest-bearing deposits                       $  1,393     $  2,699
Interest-bearing demand deposits                               4,102        3,253
Overnight deposits                                            10,500        4,000
                                                            ---------------------
  Cash and cash equivalents                                   15,995        9,952
Interest-bearing time deposits                                 5,000       10,500
Investment securities available for sale, at fair value       14,925       14,141
Investment securities held to maturity
 (fair value: 2000 = $194, 1999 = $214)                          183          202

Loans receivable                                             350,390      344,293
Less:  Allowance for Loan Losses                              (2,043)      (2,017)
  Loans receivable, net                                      348,347      342,276

Federal Home Loan Bank stock                                   3,551        3,490
Office properties and equipment, net                           5,616        5,709
Accrued interest receivable                                    2,391        2,273
Other assets                                                     511          460
                                                            ---------------------
      Total assets                                          $396,519     $389,003
                                                            =====================

LIABILITIES
Deposits                                                    $293,988     $294,250
Federal Home Loan Bank advances                               44,000       37,000
Accrued interest payable and other liabilities                 3,381        3,167
                                                            ---------------------
      Total liabilities                                      341,369      334,417

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                          34,669       34,669
Additional paid-in capital                                     3,067        2,955
Retained earnings                                             40,594       40,005
Accumulated other comprehensive income                         1,245        1,390
Unearned employee stock ownership plan shares                 (2,590)      (2,688)
Unearned compensation                                           (570)        (701)
Treasury stock, at cost
 (2000: 1,210,617 shares, 1999: 1,195,117 shares)            (21,265)     (21,044)
                                                            ---------------------
      Total shareholders' equity                              55,150       54,586
                                                            ---------------------
      Total liabilities and shareholders' equity            $396,519     $389,003
                                                            =====================

      Book value per share                                  $  12.70     $  12.52


               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income
($ in thousands except per share data)

                                                          Three months ended
                                                          3/31/00     3/31/99
                                                          -------     -------

Interest income
  Interest and fees on loans                              $7,139      $6,841
  Interest and dividends on investment securities            265         336
  Interest on deposits                                       159         297
                                                          ------------------
      Total interest income                                7,563       7,474
Interest expense
  Interest on deposits                                     3,322       3,347
  Interest on FHLB advances                                  609         486
                                                          ------------------
      Total interest expense                               3,931       3,833
                                                          ------------------

  Net interest income                                      3,632       3,641
Provision for loan losses                                     23          38
                                                          ------------------
  Net interest income after provision for loan losses      3,609       3,603
Noninterest income
  Service fees and other charges                             209         173
  Other                                                       21          62
                                                          ------------------
      Total noninterest income                               230         235
Noninterest expense
  Salaries and employee benefits                             855         915
  State franchise tax                                        100         101
  Federal deposit insurance premiums                          15          44
  Occupancy and equipment                                     99          90
  Depreciation                                               112         111
  Data processing                                            127         111
  Advertising                                                 59          68
  Other                                                      344         298
                                                          ------------------
      Total noninterest expense                            1,711       1,738
                                                          ------------------
Income before income tax                                   2,128       2,100
Provision for income tax                                     735         729
                                                          ------------------

      Net income                                          $1,393      $1,371
                                                          ==================

  Basic earnings per share                                $ 0.34      $ 0.30
  Diluted earnings per share                              $ 0.33      $ 0.30


               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income
($ in thousands)

                                                                 Three
                                                                 months
                                                                 ended
                                                     3/31/00     3/31/99
                                                     -------     -------

Net income                                           $1,393      $1,371
Other comprehensive income:
  Unrealized gain/loss on securities, net of tax       (145)       (323)
                                                     ------------------

Comprehensive Income                                 $1,248      $1,048
                                                     ==================

               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
($ in thousands except per share data)

                                                                   Total
                                                               shareholders'
                                                                  equity
                                                               -------------

Balance at January 1, 1999                                        $60,741
Net income                                                          1,371
Cash dividends                                                       (722)
 ($.16 per share)
Purchase of treasury stock                                         (2,136)
 (110,120 shares)
Employee Stock Ownership Plan:
  Shares released                                                     198
Management Recognition Plan:
  Compensation earned                                                 131
Change in unrealized gain on securities available for sale           (323)
                                                                  -------
Balance at March 31, 1999                                         $59,260
                                                                  =======

Balance at January 1, 2000                                        $54,586
Net income                                                          1,393
Cash dividends                                                       (785)
 ($.18 per share)
Purchase of treasury stock                                           (221)
 (15,500 shares)
Employee Stock Ownership Plan:
  Shares released                                                     191
Management Recognition Plan:
  Compensation earned                                                 131
Change in unrealized gain on securities available for sale           (145)
                                                                  -------
Balance at March 31, 2000                                         $55,150
                                                                  =======


               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)

                                                          Three months ended
                                                         3/31/00      3/31/99
                                                         -------      -------

Cash flows from operating activities
Net income                                               $  1,393     $ 1,371
Adjustments to reconcile net income to net cash from
 operating activities                                         489          25
                                                         --------------------

      Net cash from operating activities                    1,882       1,396

Cash flows from investing activities
Net decrease in interest-bearing time deposits              5,500           -
Investment securities available for sale:
  Purchases                                                (3,000)     (4,000)
  Proceeds from maturities                                  2,000       5,000
Mortgage-backed securities principal repayments                19          27
Net decrease (increase) in loans                           (6,071)      7,048
Properties and equipment expenditures, net                    (19)       (445)
                                                         --------------------

      Net cash from investing activities                   (1,571)      7,630

Cash flows from financing activities
Net (decrease) increase in deposits                          (262)      3,632
Proceeds from FHLB advances                                18,000           -
Repayments of FHLB advances                               (11,000)     (4,000)
Purchase of treasury stock                                   (221)     (2,136)
Cash dividends paid                                          (785)       (722)
                                                         --------------------

      Net cash from financing activities                    5,732      (3,226)
                                                         --------------------

Net change in cash and cash equivalents                     6,043       5,800
Cash and cash equivalents at beginning of period            9,952      28,536
                                                         --------------------

Cash and cash equivalents at end of period               $ 15,995     $34,336
                                                         ====================

Cash paid during the period for:
  Interest                                                  3,931       3,832
  Income taxes                                                123          93


               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of Significant Accounting Policies

      These interim financial statements are presented in accordance with the Securities and Exchange Commission's rules for quarterly financial information and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at March 31, 2000, and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1999 Annual Report of Industrial Bancorp, Inc. The results of the three months presented are not necessarily representative of the results of operations and cash flows, which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:

                                       For the quarter ended
                                       3/31/00       3/31/99
                                       -------       -------

      Basic earnings per share        4,116,004     4,505,423
      Diluted earnings per share      4,168,546     4,613,487


      The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share; however, unallocated shares in the Management Recognition Plan are considered for purposes of computing earnings per share.

Commitments and Contingencies

      As of March 31, 2000, commitments to originate loans and loans in process to be funded totaled $17.4 million. All of the commitments to originate loans expire within twelve months.

      As of March 31, 2000, the Association had outstanding $11.0 million in letters of credit from the Federal Home Loan Bank as security pledged against public deposits.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

      Total assets increased to $396.5 million at March 31, 2000 from $389.0 million at December 31, 1999. The increase in total assets is primarily attributable to a $6.1 million increase in net loans receivable during the first quarter of 2000. Cash and cash equivalents increased $6.0 million while interest bearing time deposits declined $5.5 million during the first three months of 2000. Liquidity of the association exceeded the regulatory requirement at March 31, 2000.

      Total liabilities increased as FHLB advances increased $7.0 million to $44.0 million at March 31, 2000, and were used to fund the growth in the loan portfolio. Deposits declined slightly during the quarter. Total deposits were $294.0 million at March 31, 2000 compared to $294.3 million at year end 1999.

      Total shareholder's equity increased to $55.2 million at March 31, 2000, from $54.6 million at December 31, 1999. Net income for the quarter was $1.4 million and dividends paid to shareholders amounted to $.8 million.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at March 31, 2000:

                                                                            Minimum Required
                                                                               For Capital
                                                           Actual           Adequacy Purposes
                                                     ------------------     -----------------
                                                                 ($ in thousands)

Total capital (to risk weighted assets)              $38,056     16.26%     $19,496     8.00%
Tier 1 (core) capital (to risk weighted assets)      $36,811     15.10%     $ 9,748     4.00%
Tier 1 (core) capital (to adjusted total assets)     $36,811      9.30%     $15,826     4.00%
Tangible capital (to adjusted total assets)          $36,811      9.30%     $ 5,953     1.50%


Results of Operations

      Net income for the quarter ended March 31, 2000 was $1.39 million, slightly higher than the $1.37 million for the quarter ended March 31, 1999. Net interest income was slightly less for the three months ended March 31, 2000 than for the comparable period in 1999.

      Total interest income was $89,000 more for the three months ended March 31, 2000 than for the comparable period in 1999. The increase was primarily the result of a larger average balance in net loans receivable. Interest and fees on loans for the first quarter of 2000 amounted to $7.1 million compared to $6.8 million for the same period in 1999. Interest on deposits declined from $297,000 in the quarter ending March 31, 1999 to $159,000 in the same quarter in 2000. The decline is a result of smaller average balances in overnight deposits and interest bearing time deposits during the first quarter of 2000 compared to the first quarter of 1999.

      Total interest expense was $98,000 more for the three months ended March 31, 2000 than for the comparable period in 1999. The cost of FHLB advances during the first quarter of 2000 amounted to $609,000 compared to $486,000 during the first quarter of 1999. The average balance of FHLB advances, as well as the rate paid, was higher in 2000 than in 1999. Interest paid on deposits declined by $25,000 for the quarter ended March 31, 2000 compared to the same period in 1999. This was a result of slight increases in average interest-bearing deposit balances offset by lower average rates of interest paid (4.63% in 2000 compared to 4.69% in 1999).

      The provision for loan losses was $23,000 for the quarter ended March 31, 2000 and $38,000 for the same quarter in 1999. The provision is based upon management's assessment of probable losses inherent in the loan portfolio for each period and, among other factors, the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the quarter ended March 31, 2000 was $230,000 compared to $235,000 for the same period in 1999. The slight decrease is due primarily to lower income from servicing rights and gains on the sale of loans to Freddie Mac.

      Noninterest expense for the quarter ended March 31, 2000 was $1.71 million compared to $1.74 million for the same quarter in 1999. Salaries and employee benefits expense for the first quarter of 2000 amounted to $855,000 compared to $915,000 for the first quarter of 1999, due to tight control of the number of full-time equivalent employees. Federal deposit insurance premiums has been reduced to $15,000 for the first quarter of 2000 from $44,000 for the first quarter in 1999, based on a reduction in the premium rate.

      Occupancy and equipment expense increased from $90,000 in the first quarter of 1999 to $99,000 during the same period in 2000. This was due to the operation of the two new offices opened in the second and third quarters of 1999. Data processing expense increased to $127,000 during the three months ending March 31, 2000 compared to $111,000 during the same period in 1999. This increase is a result of an increased number of deposit and loan accounts. Advertising expense declined from $68,000 in 1999 to $59,000 in the same quarter of 2000 primarily due to the additional advertising expense associated with the opening of the new offices in 1999. Other non-interest expense increased from $298,000 in the period ending March 31, 1999 to $344,000 in the same period of 2000. This increase was due to expanded services and several small expenses associated with the operation of the two new offices.


Year 2000 Issues

      The Company's diligent effort to be Y2K compliant was successful with virtually no problems in the first quarter of 2000. The year 2000 committee will continue to monitor all computer dependent systems throughout the year 2000.


Forward Looking Statements

      Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.


INDUSTRIAL BANCORP, INC.
Quantitative and Qualitative Disclosures about Market Risk


Asset and Liability Management

      The Company is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to estimate the change in the Company's "net portfolio value" ("NPV") in the event of hypothetical changes in interest rates.

      As part of its efforts to monitor and manage interest rate risk, the Company's asset and liability committee reviews with the Board of Directors, on a quarterly basis, reports provided by the Office of Thrift Supervision ("OTS") and considers methods of maintaining acceptable levels of changes in NPV. The Company's assets and liability management is designed to minimize the impact of sudden and sustained changes in interest rates on NPV. If estimated changes to NPV are not within the limits established by the Board, the Board may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

      It is the intent of the Board not to exceed a moderate risk level. The Association has increased the percentage of adjustable rate loans granted in the first quarter of 2000 to 28.3% from 16.7% in the first quarter of 1999. The percentage of adjustable rate loan in the portfolio also increased slightly from 21.2% in 1999 to 21.3% in 2000. Based on internal analysis, management believes Industrial's interest rate risk sensitivity did not materially change between December 31, 1999 and March 31, 2000. However, the increase in interest rates continues to increase the Association's overall interest rate sensitivity.


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



Date:  04/28/00                        By: /s/ Lawrence R. Rhoades
       -----------                         --------------------------------
                                           Lawrence R. Rhoades
                                           Chairman of the Board and
                                           Chief Financial Officer

Date:  04/28/00                        By: /s/ David M. Windau
       -----------                         --------------------------------
                                           David M. Windau
                                           President and
                                           Chief Executive Officer