Form 10-Q
period 2000-06-30
INDUSTRIAL BANCORP INC
filed 2000-08-14
CIK 942899

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: June 30, 2000
                                     OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

         0-26248                                     34-1800830
--------------------------------------------------------------------------
  (Commission File No.)                        (IRS Employer I.D. No.)

                          INDUSTRIAL BANCORP, INC.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                    OHIO
--------------------------------------------------------------------------
                  (State of jurisdiction or incorporation)

        211 North Sandusky Street, Bellevue, Ohio      44811
--------------------------------------------------------------------------
     (Address of principal executive office)         (Zip Code)

                               (419) 483-3375
--------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

                      Outstanding as of July 31, 2000:

                    4,333,883 common shares, no par value


INDUSTRIAL BANCORP, INC.
Form 10-Q
For the Quarter ended June 30, 2000


Part I - Financial Information


Item 1:    Financial Statements
-------


      Interim financial information required by Rule 10-01 of Regulation
      S-X is included in this Form 10-Q as referenced below:


      Consolidated Balance Sheets                                            3

      Consolidated Statements of Net Income                                  4

      Consolidated Statements of Comprehensive Income                        5

      Condensed Consolidated Statements of Shareholders' Equity              6

      Condensed Consolidated Statements of Cash Flows                        7

      Notes to Consolidated Financial Statements                             8


Item 2:    Management's Discussion and Analysis of
-------    Financial Condition and Results of Operations                    10


Item 3:    Quantitative and Qualitative Disclosures about Market Risk       14
-------

Part II - Other Information                                                 15


Signatures                                                                  16



INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets
($ in thousands except per share data)


                                                     6/30/00     12/31/99
                                                     -------     --------

ASSETS
Cash and noninterest-bearing deposits                $  1,182    $  2,699
Interest-bearing demand deposits                        1,492       3,253
Overnight deposits                                     12,500       4,000
                                                     --------------------
  Cash and cash equivalents                            15,174       9,952
Interest-bearing time deposits                              -      10,500
Securities available for sale, at fair value           14,854      14,141
Investment securities held to maturity
 (fair value: 2000 = $177, 1999 = $214)                   165         202
Loans receivable                                      359,882     344,293
Less: Allowance for Loan Losses                        (2,051)     (2,017)
                                                     --------------------
  Loans receivable, net                               357,831     342,276

Federal Home Loan Bank stock                            3,616       3,490
Office properties and equipment, net                    5,512       5,709
Accrued interest receivable                             2,328       2,273
Other assets                                              598         460
                                                     --------------------
      Total assets                                   $400,078    $389,003
                                                     ====================

LIABILITIES
Deposits                                             $293,005    $294,250
Federal Home Loan Bank advances                        48,000      37,000
Accrued interest payable and other liabilities          3,126       3,167
                                                     --------------------
      Total liabilities                               344,131     334,417

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                   34,669      34,669
Additional paid-in capital                              3,112       2,955
Retained earnings                                      41,217      40,005
Accumulated other comprehensive income                  1,255       1,390
Unearned employee stock ownership plan shares          (2,491)     (2,688)
Unearned compensation                                    (438)       (701)
Treasury stock, at cost
 (2000: 1,220,617 shares, 1999: 1,195,117 shares)     (21,377)    (21,044)
                                                     --------------------
      Total shareholders' equity                       55,947      54,586
                                                     --------------------
      Total liabilities and shareholders' equity     $400,078    $389,003
                                                     ====================

      Book value per share                           $  12.91    $  12.52

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income
($ in thousands except per share data)


                                                         Three months ended      Six months ended
                                                         6/30/00    6/30/99    06/30/00    06/30/99
                                                         -------    -------    --------    --------
Interest income
  Interest and fees on loans                             $7,343     $6,703     $14,482     $13,544
  Interest and dividends on investment securities           282        295         547         631
  Interest on deposits                                      205        379         364         676
                                                         -----------------------------------------
      Total interest income                               7,830      7,377      15,393      14,851
Interest expense
  Interest on deposits                                    3,529      3,344       6,851       6,692
  Interest on FHLB advances                                 647        452       1,256         938
                                                         -----------------------------------------
      Total interest expense                              4,176      3,796       8,107       7,630
                                                         -----------------------------------------

  Net interest income                                     3,654      3,581       7,286       7,221
Provision for loan losses                                    22         20          45          57
                                                         -----------------------------------------
  Net interest income after provision for loan losses     3,632      3,561       7,241       7,164
                                                         -----------------------------------------
Noninterest income
  Service fees and other charges                            199        187         408         360
  Other                                                      52         24          73          86
                                                         -----------------------------------------
      Total noninterest income                              251        211         481         446
Noninterest expense
  Salaries and employee benefits                            771        891       1,626       1,806
  State franchise tax                                       104         90         204         191
  Federal deposit insurance premiums                         15         43          30          86

  Occupancy and equipment                                   110         98         209         188
  Depreciation                                              112        117         224         229
  Data processing                                           123        117         250         229
  Advertising                                                54         65         113         133
  Other                                                     449        377         793         675
                                                         -----------------------------------------
      Total noninterest expense                           1,738      1,798       3,449       3,537
                                                         -----------------------------------------
Income before income tax                                  2,145      1,974       4,273       4,073
Provision for income tax                                    761        696       1,496       1,425
                                                         -----------------------------------------

      Net income                                         $1,384     $1,278     $ 2,777     $ 2,648
                                                         =========================================

  Basic earnings per share                               $ 0.34     $ 0.29     $  0.68     $  0.60
  Diluted earnings per share                               0.34       0.29        0.67        0.58

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income
($ in thousands)

                                                    Three months ended      Six months ended
                                                    6/30/00    6/30/99    06/30/00    06/30/99
                                                    -------    -------    --------    --------

Net income                                          $1,384     $1,278     $2,777      $2,648
Other comprehensive income:
  Unrealized gain/loss on securities, net of tax         9        (64)      (136)       (387)
                                                    ----------------------------------------
Comprehensive Income                                $1,393     $1,214     $2,641      $2,261
                                                    ========================================

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Shareholders' Equity
($ in thousands except per share data)


                                                     Total
                                                 shareholders'
                                                    equity
                                                 -------------

Balance at January 1, 1999                         $60,741
Net income                                           2,648
Cash dividends                                      (1,423)
 ($.32 per share)
Purchase of treasury stock                          (6,190)
 (309,160 shares)
Employee Stock Ownership Plan:
  Shares released                                      405
Management Recognition Plan:
  Compensation earned                                  378
Change in unrealized gain on securities
 available for sale                                   (387)
                                                   -------
Balance at June 30, 1999                           $56,172
                                                   =======

Balance at January 1, 2000                         $54,586
Net income                                           2,777
Cash dividends                                      (1,565)
 ($.36 per share)
Purchase of treasury stock                            (333)
 (25,500 shares)
Employee Stock Ownership Plan:
  Shares released                                      354
Management Recognition Plan:
  Compensation earned                                  263
Change in unrealized gain on securities
 available for sale                                   (135)
                                                   -------
Balance at June 30, 2000                           $55,947
                                                   =======

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
($ in thousands)


                                                                    Six months ended
                                                                  6/30/00       6/30/99
                                                                 ----------------------

Cash flows from operating activities
Net income                                                       $  2,777      $  2,648
Adjustments to reconcile net income to net cash from
 operating activities                                                 634          (125)
                                                                 ----------------------
      Net cash from operating activities                            3,411         2,523

Cash flows from investing activities
Net decrease (increase) in interest-bearing time deposits          10,500       (20,000)
Investment securities available for sale:
  Purchases                                                        (6,000)       (4,000)
  Proceeds from maturities                                          5,000         9,000
Mortgage-backed securities principal repayments                        37            44
Net decrease (increase) in loans                                  (15,555)        6,382
Properties and equipment expenditures, net                            (28)         (630)
                                                                 ----------------------
      Net cash from investing activities                           (6,046)       (9,204)

Cash flows from financing activities
Net (decrease) increase in deposits                                (1,245)          (95)
Proceeds from FHLB advances                                        37,000             -
Repayments of FHLB advances                                       (26,000)       (7,000)
Exercise of stock options                                               -             -
Purchase of treasury stock                                           (333)       (6,190)
Cash dividends paid                                                (1,565)       (1,423)
                                                                 ----------------------

      Net cash from financing activities                            7,857       (14,708)
                                                                 ----------------------
Net change in cash and cash equivalents                             5,222       (21,389)

Cash and cash equivalents at beginning of period                    9,952        28,536
                                                                 ----------------------

Cash and cash equivalents at end of period                       $ 15,174      $  7,147
                                                                 ======================
Cash paid during the period for:
  Interest                                                       $  8,522      $  8,025
  Income taxes                                                      1,548         1,433

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of Significant Accounting Policies

      These interim financial statements are presented in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at June 30, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1999 Annual Report of Industrial Bancorp, Inc. The results of the six months presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:


                               For the quarter ended     For the six months ended
                                6/30/00      6/30/99      6/30/00        6/30/99
                                -------      -------      -------        -------

Basic earnings per share       4,105,825    4,362,649    4,110,935      4,433,642
Dilutive effects of assumed
 exercises of stock options        8,164      113,787       32,642        111,019
Diluted earnings per share     4,113,989    4,476,436    4,143,577      4,544,661

      The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share.

Commitments and Contingencies

      As of June 30, 2000, commitments to originate loans and loans in process to be funded totaled $26.4 million and there were commitments to sell loans totaling $.03 million. All of the commitments to originate loans expire within twelve months.

      As of June 30, 2000, the Association had outstanding $9.2 million in letters of credit from the Federal Home Loan Bank as security pledged against public deposits.

Segments

      All banking operations were considered by management to be aggregated in one reportable operating segment of banking.

Provision for Income Taxes

      The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.


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

Financial Condition

      Total assets increased to $400.1 million at June 30, 2000 from $389.0 million at December 31, 1999. The increase in total assets is primarily attributable to a $15.6 million growth in loans receivable and a $5.2 million increase in cash and cash equivalents. Proceeds from $10.5 million in maturing time deposits were used to partially fund the increase in loans. Growth in mortgage loans secured by single family residences was the major contributor to growth in loans receivable. Liquidity of the Association exceeded the regulatory requirement at June 30, 2000.

      Similarly, total liabilities increased as FHLB advances increased $11.0 million to $48.0 million at June 30, 2000 compared to $37.0 million at December 31, 1999. Proceeds from the growth in FHLB advances was used primarily to fund loan growth. Total deposits decreased slightly during the period from $294.3 million at December 31, 1999 to $293.0 million of June 30, 2000.

      Total shareholders' equity increased to $55.9 million at June 30, 2000 from $54.6 million at December 31, 1999. Earnings of $2.8 million for the six month period ending June 30, 2000 less dividends of $1.6 million paid to common stock shareholders during the same period accounted for the major difference in shareholder equity. The Company repurchased 25,500 shares of its common stock during the first six months of 2000.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at June 30, 2000:


                                                                        Minimum Required
                                                                           For Capital
                                                         Actual         Adequacy Purposes
                                                   -----------------    -----------------
                                                              ($ in thousands)

Total capital (to risk weighted assets)            $41,333    16.26%    $19,988     8.00%
Tier 1 (core) capital (to risk weighted assets)    $38,504    15.41%    $ 7,495     3.00%
Tier 1 (core) capital (to adjusted total assets)   $38,504     9.66%    $11,963     3.00%
Tangible capital (to adjusted total assets)        $38,504     9.66%    $ 5,981     1.50%

Results of Operations

      Quarters ended June 30, 2000 and 1999.

      Net income for the quarter ended June 30, 2000 was $1.38 million compared to $1.28 million for the quarter ended June 30, 1999. As a result of the increased earnings and the Company's stock buyback program, earnings to the investor, on a diluted basis, increased from $0.29 per share in 1999 to $0.34 per share in 2000.

      The primary reasons for second quarter net income in 2000 to be greater than the comparable period in 1999 were the increased level of interest-bearing loans and the reduced salary and employee benefit expense.

      Net interest income was $3.65 million for the second quarter of 2000 compared to $3.58 million for the second quarter in 1999. The increase was the result of growth in average interest-earning assets during the second quarter of 2000, offset by a decline in the net interest margin from 3.82% to 3.77% during the same periods.

      Total interest income was $453,000, or 6.1% greater for the three months ended June 30, 2000 than for the comparable period in 1999. The increase resulted from larger average loans receivable balances in 2000 than in 1999. Interest and fees on loans increased $640,000 in the quarter ending June 30, 2000 over the quarter June 30, 1999. The Company transferred funds from maturing interest bearing time deposits to loans receivable during the second quarter of 2000. As a result interest income from interest-bearing deposits declined from $379,000 in the second quarter of 1999 to $205,000 in the same quarter 2000.

      Total interest expense was $380,000, or 10.0% greater for the three months ended June 30, 2000 than for the comparable period in 1999. The cost of FHLB advances during the second quarter of 2000 amounted to $647,000 compared to $452,000 during the second quarter of 1999. The higher interest expense of FHLB advances was attributable to increased advances as well as higher interest rates in 2000 versus 1999. Interest paid on deposits increased $185,000 for the quarter ended June 30, 2000 over the same period in 1999 primarily as a result of higher rates of interest paid (4.78% in 2000 compared to 4.67% in 1999).

      The provision for loan losses was $22,000 for the quarter ended June 30, 2000 and $20,000 for the same quarter 1999, based upon management's assessment of probable losses in the loan portfolio for each period. Also considered were the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the quarter ended June 30, 2000 was $251,000 compared to $211,000 for the same period in 1999. The $40,000, or 18.9%, increase is due primarily to higher service fee income on an increased average balance of deposits, higher income from servicing rights and fees collected on the early payoff of mortgage loans.

      Noninterest expense for the quarter ended June 30, 2000 was $1.74 million compared to $1.80 million for the same quarter in 1999. Salaries and employee benefits expense for the second quarter of 2000 amounted to $771,000 compared to $891,000 for the second quarter of 1999. This reduction is primarily due to a $99,000 less expense related to the Employee Stock Option Plan. Other noninterest expense was $449,000 for the quarter ended June 30, 2000 compared to $377,000 for the quarter ended June 30, 1999. This $72,000 increase results primarily from fees paid to outside loan originators, additional costs of ATM operations and higher service fees paid on customer demand accounts as well as other small increases in expense.

      Year-to-date periods ended June 30, 2000 and 1999.

      Net income for the six months ended June 30, 2000 was $2.78 million, representing a 5% increase from $2.65 million reported for the comparable period in 1999. Net interest income was $7.29 million in 2000 compared to $7.22 million in 1999. Income before taxes was 5% higher in 2000 compared to 1999, while the provision for income tax expense increased to $1.50 million in 2000 compared to $1.43 million in 1999.

      Total interest income was $542,000, or 3.7% greater for the six months ended June 30, 2000 than for the comparable period in 1999. The increase was primarily the result of a higher average balance in net loans receivable. Interest and fees on loans for the first half of 2000 amounted to $14.48 million compared to $13.54 million for the same period in 1999. The interest earned on the combination of investment securities and interest bearing deposits, including short term deposits declined $396,000 due to smaller average balances in these investments during the first 6 months of 2000 as compared to the first 6 months of 1999.

      Total interest expense was $477,000, or 6.3% greater for the six months ended June 30, 2000 than for the comparable period in 1999. The cost of interest on deposits during the first half of 2000 amounted to $6.85 million compared to $6.69 million during the first half of 1999. Interest paid on FHLB advances increased to $1.26 million in the first six months of 2000 from $.94 million in the first six months of 1999. The increase in outstanding advance balances plus an increase in the interest rate contributed to this increase.

      The provision for loan losses was $45,000 for the six months ended June 30, 2000 and $57,000 for the same period in 1999, based upon management's assessment of probable losses in the loan portfolio for each period. Also considered were the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the six months ended June 30, 2000 was $481,000 compared to $446,000 for the same period in 1999. The $35,000, or 7.8% increase is due primarily to higher service fee income on an increased average balance of deposits.

      Noninterest expense for the six months ended June 30, 2000 was $3.45 million compared to $3.54 million for the comparable period in 1999. Salaries and employee benefits expense for the first half of 2000 amounted to $1.63 million compared to $1.81 million for the first half of 1999. The decline was due to a decrease in the Employee Stock Option Plan Expense.

      The provision for income tax expense was $71,000 more for the first six months of 2000 than for the comparable period in 1999, due to increased taxable income in 2000.


INDUSTRIAL BANCORP, INC
Quantitative and Qualitative Disclosures about Market Risk


Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to estimate the change in the Company's "net portfolio value" ("NPV") in the event of hypothetical changes in interest rates.

      As part of its efforts to monitor and manage interest rate risk, the Company's asset and liability committee reviews with the Board of Directors, on a quarterly basis, reports provided by the Office of Thrift Supervision ("OTS") and considers methods of maintaining acceptable levels of changes in NPV. The Company's assets and liability management is designed to minimize the impact of sudden and sustained changes in interest rates on NPV. If estimated changes to NPV are not within the limits established by the Board, the Board may direct management to adjust the asset and liability mix to bring interest rate risk within board approved limits.

      It is the intent of the Board not to exceed a moderate risk level. The Association has increased the percentage of adjustable rate loans granted in the first half of 2000 to 33.6% from 9.0% in the first half of 1999. The percentage of adjustable rate loans in the portfolio however decreased slightly from 24.1% in 1999 to 21.8% in 2000. Based on internal analysis, management believes Industrial's interest rate risk sensitivity did not materially change between December 31, 1999 and June 30, 2000. However, the increase in interest rates continues to increase the Association's overall interest rate sensitivity.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Other Information

Part II

Item 1.    Legal Proceedings
           -----------------
           Not applicable.

Item 2.    Changes in Securities
           ---------------------
           Not applicable.

Item 3.    Defaults upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Industrial Bancorp, Inc. held its Annual Meeting of Shareholders on April 18, 2000, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

                        Election of Directors

                        Lawrence R Rhoades      Fredric Spurck
                        ------------------      --------------
           For               3,001,161             2,876,639
           Abstain              65,795               190,317
           Against                0                     0


                          Roger Wilkinson
                          ---------------
           For               3,003,037
           Abstain              63,919
           Against                0

Item 5.    Other Information
           -----------------
           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           Exhibit Financial Data Schedule for the six months ended June 30,
           2000.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INDUSTRIAL BANCORP, INC.
                                       (Registrant)


Date: August 14, 2000                  By: /s/ Lawrence R. Rhoades
      ---------------                      -------------------------------
                                           Lawrence R. Rhoades
                                           Chairman of the Board and
                                           Chief Financial Officer

Date: August 14, 2000                  By: /s/ David M. Windau
      ---------------                      -------------------------------
                                           David M. Windau
                                           President and
                                           Chief Executive Officer