Form 10-Q
period 2000-09-30
INDUSTRIAL BANCORP INC
filed 2000-11-13
CIK 942899

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 2000
                                     OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

          0-26248                                     34-1800830
---------------------------------------------------------------------------
   (Commission File No.)                        (IRS Employer I.D. No.)

                          INDUSTRIAL BANCORP, INC.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                    OHIO
---------------------------------------------------------------------------
                  (State of jurisdiction or incorporation)

     211 North Sandusky Street, Bellevue, Ohio        44811
---------------------------------------------------------------------------
      (Address of principal executive office)       (Zip Code)

                               (419) 483-3375
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

                     Outstanding as of October 30, 2000:

                    4,333,883 common shares, no par value


INDUSTRIAL BANCORP, INC.
Form 10-Q
For the Quarter ended September 30, 2000


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


INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
($ in thousands except per share data)


                                                            9/30/00     12/31/99
                                                            -------     --------

ASSETS
Cash and noninterest-bearing deposits                       $  1,237    $  2,699
Interest-bearing demand deposits                               6,444       3,253
Overnight deposits                                            11,500       4,000
                                                            --------------------
  Cash and cash equivalents                                   19,181       9,952
Interest-bearing time deposits                                     -      10,500
Securities available for sale, at fair value                  14,689      14,141
Securities held to maturity
 (fair value: 9/30/00 = $148, 12/31/99 = $231)                   155         202

Loans receivable                                             371,745     344,293
Less: Allowance for Loan Losses                               (2,074)     (2,017)
                                                            --------------------
  Loans receivable, net                                      369,671     342,276

Federal Home Loan Bank stock                                   3,684       3,490
Office properties and equipment, net                           5,405       5,709
Accrued interest receivable                                    2,408       2,273
Other assets                                                     483         460
                                                            --------------------
      Total assets                                          $415,676    $389,003
                                                            ====================

LIABILITIES
Deposits                                                    $308,007    $294,250
Federal Home Loan Bank advances                               47,000      37,000
Accrued interest payable and other liabilities                 3,306       3,167
                                                            --------------------
      Total liabilities                                      358,313     334,417

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                          34,669      34,669
Additional paid-in capital                                     3,190       2,955
Retained earnings                                             41,775      40,005
Accumulated other comprehensive income                         1,805       1,390
Unearned employee stock ownership plan shares                 (2,392)     (2,688)
Unearned compensation                                           (307)       (701)
Treasury stock, at cost
 (9/30/00: 1,220,617 shares, 12/31/99: 1,195,117 shares)     (21,377)    (21,044)
                                                            --------------------
      Total shareholders' equity                              57,363      54,586
                                                            --------------------
      Total liabilities and shareholders' equity            $415,676    $389,003
                                                            ====================

      Book value per share                                  $  13.24    $  12.52

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Net Income (Unaudited)
($ in thousands except per share data)


                                                         Three months ended      Nine months ended
                                                         9/30/00    9/30/99    09/30/00    09/30/99
                                                         -------    -------    --------    --------

Interest income
  Interest and fees on loans                             $7,662     $6,689     $22,144     $20,233
  Interest and dividends on investment securities           264        257         811         888
  Interest on deposits                                      243        279         607         955
                                                         -----------------------------------------
      Total interest income                               8,169      7,225      23,562      22,076

Interest expense
  Interest on deposits                                    3,742      3,246      10,593       9,938
  Interest on FHLB advances                                 803        431       2,059       1,369
                                                         -----------------------------------------
      Total interest expense                              4,545      3,677      12,652      11,307
                                                         -----------------------------------------

  Net interest income                                     3,624      3,548      10,910      10,769
Provision for loan losses                                    23         23          68          80
                                                         -----------------------------------------
  Net interest income after provision for loan losses     3,601      3,525      10,842      10,689

Noninterest income
  Service fees and other charges                            268        215         676         575
  Other                                                      13         12          86          98
                                                         -----------------------------------------
      Total noninterest income                              281        227         762         673

Noninterest expense
  Salaries and employee benefits                            829        880       2,455       2,686
  State franchise tax                                       104        101         308         293
  Federal deposit insurance premiums                         15         42          45         129
  Occupancy and equipment                                   109        148         318         336
  Depreciation                                              114        127         338         355
  Data processing                                           120        114         370         343
  Advertising                                                47         66         160         199
  Other                                                     409        348       1,202       1,023
                                                         -----------------------------------------
      Total noninterest expense                           1,747      1,826       5,196       5,364
                                                         -----------------------------------------
Income before income tax                                  2,135      1,926       6,408       5,998
Provision for income tax                                    754        712       2,250       2,136
                                                         -----------------------------------------

      Net income                                         $1,381     $1,214     $ 4,158     $ 3,862
                                                         =========================================

  Basic earnings per share                               $ 0.34     $ 0.29     $  1.01     $  0.89
  Diluted earnings per share                             $ 0.33     $ 0.28     $  1.00     $  0.86

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
($ in thousands)


                                                    Three months ended      Nine months ended
                                                    9/30/00    9/30/99    09/30/00    09/30/99
                                                    -------    -------    --------    --------

Net income                                          $1,381     $1,214     $4,158      $3,862
Other comprehensive income:
  Unrealized gain/loss on securities, net of tax       550       (163)       415        (550)
                                                    ----------------------------------------
Comprehensive Income                                $1,931     $1,051     $4,573      $3,312
                                                    ========================================


See accompanying notes to financial statements



INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited) ($ in thousands except per share data)


                                               Total
                                           shareholders'
                                               equity
                                           -------------

Balance at January 1, 1999                    $60,741
Net income                                      3,862
Cash dividends                                 (2,129)
 ($.49 per share)
Purchase of treasury stock                     (8,271)
 (402,960 shares)
Exercise of Stock Options                         180
Employee Stock Ownership Plan:
  Shares released                                 597
Management Recognition Plan:
  Compensation earned                             509
Change in unrealized gain on securities
 available for sale                              (550)
                                              -------
Balance at September 30, 1999                 $54,939
                                              =======

Balance at January 1, 2000                    $54,586
Net income                                      4,158
Cash dividends                                 (2,388)
 ($.55 per share)
Purchase of treasury stock                       (333)
 (25,500 shares)
Employee Stock Ownership Plan:
  Shares released                                 531
Management Recognition Plan:
  Compensation earned                             394
Change in unrealized gain on securities
 available for sale                               415
                                              -------
Balance at September 30, 2000                 $57,363
                                              =======

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
($ in thousands)


                                                              Nine months ended
                                                             9/30/00     9/30/99
                                                             -------     -------

Cash flows from operating activities
Net income                                                   $  4,158    $  3,862
Adjustments to reconcile net income to net cash from
 operating activities                                           1,096        (448)
                                                             --------------------
      Net cash from operating activities                        5,254       3,414

Cash flows from investing activities
Net decrease (increase) in interest-bearing time deposits      10,500     (15,500)
Investment securities available for sale:
  Purchases                                                    (8,000)     (4,000)
  Proceeds from maturities                                      8,000      10,000
Principal repayments and maturities of Securities
 held to maturity                                                  47          63
Net decrease (increase) in loans                              (27,395)     (1,538)
FHLB stock purchases                                             (194)          -
Properties and equipment expenditures, net                        (19)       (740)
                                                             --------------------
      Net cash from investing activities                      (17,061)    (11,715)

Cash flows from financing activities
Net increase in deposits                                       13,757         515
Proceeds from FHLB advances                                    39,000       2,000
Repayments of FHLB advances                                   (29,000)     (7,000)
Exercise of stock options                                           -         180
Purchase of treasury stock                                       (333)     (8,271)
Cash dividends paid                                            (2,388)     (2,129)
                                                             --------------------

      Net cash from financing activities                       21,036     (14,705)
                                                             --------------------
Net change in cash and cash equivalents                         9,229     (23,006)

Cash and cash equivalents at beginning of period                9,952      28,536
                                                             --------------------

Cash and cash equivalents at end of period                   $ 19,181    $  5,530
                                                             ====================

Cash paid during the period for:
  Interest                                                   $ 12,441    $ 11,536
  Income taxes                                                  2,283       2,048

See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of Significant Accounting Policies

      These interim financial statements are presented in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements included in the 1999 Annual Report of Industrial Bancorp, Inc. The results of the nine months presented are not necessarily representative of the results of operations and cash flows, which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:


                              For the quarter ended     For the nine months ended
                               9/30/00      9/30/99      9/30/00        9/30/99
                               -------      -------      -------        -------

Basic earnings per share      4,115,260    4,211,991    4,112,383      4,358,946
Diluted earnings per share    4,137,584    4,318,393    4,141,698      4,468,448

      The calculation of diluted earnings per share considers the dilutive effect of the assumed exercise of options outstanding during the period. Employee Stock Ownership Plan shares that have not been allocated to participants are not considered outstanding for purposes of computing earnings per share. Unallocated shares in the Management Recognition Plan are considered for purposes of computing diluted earnings per share.

Commitments and Contingencies

      As of September 30, 2000, commitments to originate loans and loans in process to be funded totaled $21.8 million. All of the commitments to originate loans expire within twelve months.

      As of September 30, 2000, the Association had outstanding $15.6 million in letters of credit from the Federal Home Loan Bank as security pledged against public deposits.

Segments

      All banking operations were considered by management to be aggregated in one reportable operating segment of banking.

Provision for Income Taxes

      The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Effect of New Accounting Pronouncements

      The Financial Accounting Standards Board has issued new accounting standards that are effective for the Company's consolidated financial statements for the years ending after December 31, 1999.

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and hedging Activities," issued in June 1998 and effective for fiscal years beginning after June 15, 2000, addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

      This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations since the Company has not historically engaged in these activities.


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

Financial Condition

      Total assets increased to $415.7 million at September 30, 2000 from $389.0 million at December 31, 1999. The increase in total assets is primarily attributable to an increase in net loans receivable and an increase in cash and cash equivalents. Loans receivable increased $27.5 million or 8.0% during the nine months period ending September 30, 2000. Cash and cash equivalents increased $9.2 million during the same nine month period. This increase is offset by a $10.5 million decline in interest bearing time deposits. Interest-bearing demand deposits at September 30, 2000 amounted to $6.4 million and overnight deposits increased from $4.0 million on December 31, 1999 to $11.5 million on September 30, 2000. Liquidity of the Association exceeded the regulatory requirement at September 30, 2000.

      Similarly, total liabilities increased as deposits were $308.0 million at September 30, 2000 compared to $294.3 million at December 31, 1999. Deposits increased $13.8 million during the nine month period ending September 30, 2000. Additional funds were needed to fund the loan growth thus Federal Home Loan Bank advances increased $10.0 million from $37.0 million at December 31, 1999 to $47.0 million at September 30, 2000.

      Total shareholder's equity increased to $57.4 million at September 30, 2000 from $54.6 million at December 31, 1999. For the nine months ended September 30, 2000, net income of $4.2 million and unrealized gain of $0.4 million on investment securities available for sale exceeded dividends to common shareholders of $2.4 million and the purchase of $0.3 million worth of treasury shares. Book value of outstanding shares increased from $12.52 per share to $13.24 per share during the nine month period ending September 30, 2000. The Company repurchased 25,500 shares of its common stock during the first nine months of 2000 and has approximately 36,000 shares remaining to be purchased under its fifth 5% buyback program

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core, and risk-based capital. The following table presents the Association's regulatory capital position at September 30, 2000:


                                                                         Minimum Required
                                                                            For Capital
                                                          Actual         Adequacy Purposes
                                                    ----------------     -----------------
                                                               ($ in thousands)

Total capital (to risk weighted assets)             $43,338    16.72%    $20,735     8.00%
Tier 1 (core) capital (to risk weighted assets)     $40,212    15.51%    $ 7,776     3.00%
Tier 1 (core) capital (to adjusted total assets)    $40,212     9.73%    $12,399     3.00%
Tangible capital (to adjusted total assets)         $40,212     9.73%    $ 6,200     1.50%

Results of Operations

      Quarters ended September 30, 2000 and 1999.

      Net income for the quarter ended September 30, 2000 was $1.38 million compared to $1.21 million for the quarter ended September 30, 1999. As a result of the increased earnings and the Company's stock buyback program, earnings to the investor, on a diluted basis, increased from $0.28 per share in 1999 to $0.33 per share in 2000.

      The primary reasons for third quarter net income in 2000 to be greater than the comparable period in 1999 were the increased interest income and the reduced salary and employee benefit expense.

      Net interest income was $3.62 million for the third quarter of 2000 compared to $3.55 million for the third quarter in 1999. The increase was the result of growth in average interest-earning assets during the third quarter of 2000, offset by a decline in the net interest margin from 3.86% to 3.66% during the same periods.

      Total interest income was $944,000, or 13.1% greater for the three months ended September 30, 2000 than for the comparable period in 1999. The increase resulted from larger average loans receivable balances and higher average interest rates in 2000 than in 1999. Interest and fees on loans increased $973,000 in the quarter ending September 30, 2000 over the quarter September 30, 1999.

      Total interest expense was $868,000 greater for the three months ended September 30, 2000 than for the comparable period in 1999. The cost of FHLB advances during the third quarter of 2000 amounted to $803,000 compared to $431,000 during the third quarter of 1999. The higher interest expense of FHLB advances was attributable to increased advances as well as higher interest rates in 2000 versus 1999. Interest paid on deposits increased $496,000 for the quarter ended September 30, 2000 over the same period in 1999 primarily as a result of higher rates of interest paid and a higher average balance of deposits in 2000.

      The provision for loan losses was $23,000 for the quarter ended September 30, 2000 and was the same amount for the third quarter of 1999. The provision is based upon management's assessment of probable losses in the loan portfolio for each period. Also considered were the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the quarter ended September 30, 2000 was $268,000 compared to $215,000 for the same period in 1999. The $53,000, or 24.7% , increase is due primarily to higher service fee income on an increased average balance of deposits, higher income from servicing rights and fees collected on the early payoff of mortgage loans.

      Noninterest expense for the quarter ended September 30, 2000 was $1.75 million compared to $1.83 million for the same quarter in 1999. Salaries and employee benefits expense for the third quarter of 2000 amounted to $829,000 compared to $880,000 for the third quarter of 1999. This reduction is primarily due to a $74,000 less expense related to the Employee Stock Ownership Plan. Other noninterest expense was $409,000 for the quarter ended September 30, 2000 compared to $348,000 for the quarter September 30, 1999. This $61,000 increase results primarily from fees paid to outside loan originators, additional costs of ATM operations and higher service fees paid on customer demand accounts as well as other small increases in expense.

      Year-to-date periods ended September 30, 2000 and 1999.

      Net income for the nine months ended September 30, 2000 was $4.16 million, representing a 7.8% increase from $3.86 million reported for the comparable period in 1999. Net interest income was $10.91 million in 2000 compared to $10.77 million in 1999. Income before taxes was 5% higher in 2000 compared to 1999, while the provision for income tax expense increased to $2.25 million in 2000 compared to $2.14 million in 1999.

      Total interest income increased $1.49 million, or 6.7% greater for the nine months ended September 30, 2000 than for the comparable period in 1999. The increase was primarily the result of a higher average balance in net loans receivable. Interest and fees on loans for the first nine months of 2000 amounted to $22.14 million compared to $20.23 million for the same period in 1999. The interest earned on the combination of investment securities and interest bearing deposits, including short term deposits declined $425,000 due to smaller average balances in these investments during the first nine months of 2000 as compared to the first nine months of 1999.

      Total interest expense was $1.35 million, or 11.9% greater for the nine months ended September 30, 2000 than for the comparable period in 1999. The cost of interest on deposits during the first nine months of 2000 amounted to $10.59 million compared to $9.94 million during the first nine months of 1999. Interest paid on FHLB advances increased to $2.06 million in the first nine months of 2000 from $1.37 million in the first nine months of 1999. The increase in outstanding advance balances plus an increase in the interest rate contributed to this increase.

      The provision for loan losses was $68,000 for the nine months ended September 30, 2000 and $80,000 for the same period in 1999, based upon management's assessment of probable losses in the loan portfolio for each period. Also considered were the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the nine months ended September 30, 2000 was $762,000 compared to $673,000 for the same period in 1999. The $89,000, or 13.2% increase is due primarily to higher service fee income on an increased average balance of deposits.

      Noninterest expense for the nine months ended September 30, 2000 was $5.20 million compared to $5.36 million for the comparable period in 1999. Salaries and employee benefits expense for the first nine months of 2000 amounted to $2.46 million compared to $2.69 million for the first nine months of 1999. The decline was due to a decrease in the Employee Stock Ownership Plan expense.

      The provision for income tax expense was $114,000 more for the first nine months of 2000 than for the comparable period in 1999, due to increased taxable income in 2000.


INDUSTRIAL BANCORP, INC.
Quantitative and Qualitative Disclosures about Market Risk


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

      It is the intent of the Board not to exceed a moderate risk level. The Association has increased the percentage of adjustable rate loans granted in the first nine months of 2000 to 33.4% from 9.0% in the first nine months of 1999. The percentage of adjustable rate loans in the portfolio however decreased slightly from 22.6% in 1999 to 21.6% in 2000. Based on internal analysis, management believes Industrial's interest rate risk sensitivity did increase slightly between December 31, 1999 and September 30, 2000. The increase in interest rates continues to increase the Association's overall interest rate sensitivity.


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

Item 3.    Defaults upon Senior Securities
           -------------------------------
           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Not applicable.

Item 5.    Other Information
           -----------------
           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Exhibit 11. Statements of recomputation of per share earnings (included in note 1 to consolidated financial statements)

           Exhibit 27. Financial Data Schedule


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November   , 2000               By: /s/ Lawrence R. Rhoades
       -----------------                   --------------------------
                                           Lawrence R. Rhoades
                                           Chairman of the Board and
                                           Chief Financial Officer


Date:  November   , 2000               By: /s/ David M. Windau
       -----------------                   --------------------------
                                           David M. Windau
                                           President and
                                           Chief Executive Officer