Form 10-K
period 2000-12-31
INDUSTRIAL BANCORP INC
filed 2001-03-30
CIK 942899

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                      Commission File Number: 0-026248

                          INDUSTRIAL BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Ohio                                         34-1800830
-------------------------------                      ----------------------
(State or other jurisdiction of                         I.R.S. Employer
 incorporation or organization)                      Identification Number)

211 North Sandusky Street, Bellevue, Ohio                    44811
---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the
past 90 days.    Yes [X]      No [ ]

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on The Nasdaq National Market as of March 16, 2001, was $20.22. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of March 16, 2001, there were 4,333,833 of the Registrant's Common Shares issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                   (None)


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

      The economy of the Association's primary market area is stable. Population growth and household growth have occurred at rates comparable to those in the State of Ohio as a whole. The principal segments of the local economy are manufacturing, wholesale/retail trade, tourism and other service industries. Erie and Sandusky Counties include popular tourist attractions along Lake Erie, such as Cedar Point, which provide a significant number of jobs during the summer season and draw large numbers of visitors to the area. Other major employers in the Association's primary market area include Whirlpool Corporation, Cooper Tire & Rubber Company, Consolidated Biscuit Co., General Motors, Ford Motor Company, Marathon Oil, Sprint, Therm-O-Disc and R.R. Donnelly Co. There are also several colleges and universities in the Association's primary market area.

Lending Activities

      General. The Association's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in the Association's primary market area. The Association also offers loans secured by multifamily properties containing more than four units and nonresidential properties, including construction loans. The Association does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, the Association originates a limited number of commercial loans and consumer loans, including education loans, loans secured by deposit accounts, automobile loans and a limited number of unsecured loans. As an approved Federal Home Loan Mortgage Corporation ("FHLMC") seller/servicer, the Association sells certain residential real estate mortgage loans in the secondary market.

    Loan Portfolio Composition. The following table presents certain information regarding the composition of the Association's loan portfolio at the dates indicated:


                                                                      At December 31,
                          -------------------------------------------------------------------------------------------------------
                                 2000                 1999                 1998                 1997                 1996
                          -------------------  -------------------  -------------------  -------------------  -------------------
                                     Percent              Percent              Percent              Percent              Percent
                                     of total             of total             of total             of total             of total
                           Amount     loans     Amount     loans     Amount     loans     Amount     loans     Amount     loans
                          -------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Real estate loans:
  One- to four-family     $308,303    80.30%   $288,905    83.07%   $279,237    83.87%   $278,438    85.00%   $248,694    85.35%
  Home equity               21,733     5.66      18,721     5.38      16,624     4.99      15,407     4.70      11,651     4.00
  Multifamily               12,520     3.26      10,873     3.13       9,165     2.75       8,170     2.49       9,028     3.10
  Nonresidential            16,585     4.32      11,956     3.44      10,979     3.31      10,521     3.21       8,842     3.03
                          -----------------------------------------------------------------------------------------------------

      Total real estate
       loans               372,915    97.13     339,934    97.74     327,612    98.41     322,877    98.56     286,980    98.49

Commercial loans             1,209     0.31       1,265     0.36         451     0.14         297     0.09         398     0.14

Consumer loans:
  Education loans              799     0.21         927     0.27       1,073     0.32       1,155     0.35       1,268     0.44
  Loans on deposits          1,155     0.30       1,084     0.31       1,307     0.39       1,258     0.39       1,087     0.37
  Automobile loans           2,574     0.67       1,901     0.55       1,545     0.46       1,189     0.36         773     0.27
  Other consumer loans       5,307     1.38       2,682     0.77         934     0.28         806     0.25         831     0.29
                          -----------------------------------------------------------------------------------------------------

      Total consumer
       loans                 9,835     2.56       6,594     1.90       4,859     1.45       4,408    1.35        3,959     1.37
                          -----------------------------------------------------------------------------------------------------

Total loans                383,959   100.00%    347,793   100.00%    332,922   100.00%    327,582   100.00%    291,337   100.00%
                                     ======               ======               ======               ======               ======

Less:
  Deferred loan
   origination fees         (3,212)              (3,500)              (4,020)              (4,171)              (3,977)
  Allowance for
   loan losses              (2,100)              (2,017)              (1,930)              (1,742)              (1,557)
                          --------             --------             --------             --------             --------

      Net loans           $378,647             $342,276             $326,972             $321,669             $285,803
                          ========             ========             ========             ========             ========

--------------------
<F1>  Net of the undisbursed portion of construction loans.

      Loan Maturity. The following table sets forth certain information as of December 31, 2000, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity.
Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.


                                                                  Due in years
                                    ------------------------------------------------------------------------
                                                                    2004       2006       2009       2021
                                                                    and       through    through      and
                                     2001       2002      2003      2005       2008       2020       After       Total
                                    ------------------------------------------------------------------------------------
                                    (In thousands)

Real estate loans:
  One- to four-family               $   326    $  971    $3,453    $ 7,945    $13,624    $76,671    $205,313    $308,303
  Home equity                        21,733         -         -          -          -          -           -      21,733
  Multifamily and nonresidential        473       167     2,549      8,996        976     12,071       3,873      29,105
  Construction                        1,997         -        35      2,305        244      2,961       6,232      13,774
  Commercial loans                    1,209                                                                        1,209
  Consumer loans                      5,340       557       950      2,477        188        312          11       9,835
                                    ------------------------------------------------------------------------------------
      Total                         $31,078    $1,695    $6,987    $21,723    $15,032    $92,015    $215,429    $383,959
                                    ====================================================================================

      The following table sets forth the dollar amount of all loans which will become due more than one year after December 31, 2000, and which have predetermined interest rates or adjustable interest rates:


                                       Due more than one year after
                                            December 31, 2000
                                       ----------------------------
                                              (In thousands)

      Fixed interest rates                      $277,964
      Adjustable interest rates                   74,917
                                                --------
                                                $352,881
                                                ========

      Loans Secured by One- to Four-Family Real Estate. The principal lending activity of the Association is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within the Association's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At December 31, 2000, the Association's one- to four-family residential real estate loan portfolio was $308.3 million, or 80% of total loans.

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

      At December 31, 2000, the Association had $21.7 million, or 6% of total loans, in home equity loans.

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

      At December 31, 2000, loans secured by multifamily properties totaled $12.5 million, or 3% of total loans.

      Loans Secured by Nonresidential Real Estate. At December 31, 2000, $16.6 million, or 4%, of the Association's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have adjustable rates, terms of up to 25 years and LTVs of up to 75%. Among the properties securing nonresidential real estate loans are office buildings and motel and retail properties located in the Association's primary market area.

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

      Construction Loans. The Association makes loans for the construction of single-family houses, multifamily properties and nonresidential real estate projects. At December 31, 2000, the Association's loan portfolio included $13.8 million in construction loans, net of undisbursed proceeds, or 4% of total loans.

      The Association's construction loan portfolio at December 31, 2000, consisted primarily of loans to individuals and builders for the construction and permanent financing of single-family residences. Such loans are offered with fixed or adjustable rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. At December 31, 2000, loans for the construction of nonresidential real estate totaled $1.6 million.

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

      Commercial Loans. The Association occasionally makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At December 31, 2000, the Association's commercial loan portfolio was $1.2 million, or less than 1% of total loans.

      Consumer Loans. The Association makes various types of consumer loans, including education loans, loans made to depositors on the security of their deposit accounts, automobile loans, unsecured personal loans, and other secured loans. Consumer loans are made at fixed rates of interest and for varying terms based on the type of loan. At December 31, 2000, the Association had $9.8 million, or 3% of total loans, invested in consumer loans.

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

      Loan Originations, Purchases and Sales. The Association originates both fixed-rate and ARM loans for its portfolio. A majority of the loans in the Association's portfolio conform to the secondary market standards of the FHLMC or the Federal National Mortgage Association (the "FNMA"). In an effort to reduce interest rate risk and due to the favorable market conditions to do so, the Association initiated a program in 1998 to sell a portion of the Association's fixed-rate loan originations in the secondary market. The Association intends to continue to charge a higher interest rate on loans that do not conform to FHLMC or FNMA standards to mitigate the increased interest rate risk associated with loans that cannot be readily sold. At December 31, 2000, the Association had $37.9 million of loans serviced for others.

      The following table presents the Association's loan origination, purchase and sale activity for the periods indicated:


                                                               Year ended December 31,
                                               -------------------------------------------------------
                                                 2000        1999        1998         1997       1996
                                               -------------------------------------------------------
                                                                   (In thousands)

Loans originated:
  One- to four-family residential              $ 67,594    $ 74,598    $ 88,834    $ 74,289    $58,626
  Multifamily residential                         2,024       4,979         844         211        702
  Nonresidential                                  6,005       1,707       2,335         817        957
  Construction                                   25,791      20,213      21,298      22,911     18,751
  Commercial                                      8,820       5,213       2,175       1,674        624
  Consumer                                       10,240       5,806       3,327       2,891      2,572
                                               -------------------------------------------------------

      Total loans originated                    120,474     112,516     118,813     102,793     82,232

Loan participations purchased                         -           -       2,175       1,025          -

Reductions:
  Principal repayments                           70,514      86,664     101,360      64,950     54,521
  Loans sold                                     13,305       8,450      17,663           -          -
  Transfers from loans to real estate owned         234          89          46          71          -
                                               -------------------------------------------------------
      Total reductions                           84,053      95,203     119,069      65,021     54,521

Increase (decrease) in other items, net (1)         (50)      2,009      (3,384)      2,931      1,032
                                               -------------------------------------------------------

Net increase                                   $ 36,371    $ 15,304    $  5,303    $ 35,866    $26,679
                                               =======================================================

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

      Based on such limits, the Association was able to lend approximately $6.0 million to one borrower at December 31, 2000. The largest amount the Association had outstanding to one borrower and related persons or entities at December 31, 2000, was $5.4 million, consisting of a number of residential rental and commercial motel properties in the Association's primary market area.

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

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                At December 31,
                          --------------------------------------------------------------------------------------------
                                      2000                            1999                            1998
                          ----------------------------    ----------------------------    ----------------------------
                                               Percent                         Percent                         Percent
                                              of total                        of total                        of total
                          Number    Amount     loans      Number    Amount     loans      Number    Amount     loans
                          --------------------------------------------------------------------------------------------

Loans delinquent for:
  30 - 59 days              82      $3,340     0.87%        65      $1,818     0.52%       114      $2,336     0.70%
  60 - 89 days              54       1,420     0.37         40         622     0.18         35       1,266     0.38
  90 days and over          63       1,422     0.37         56       1,489     0.43         71       1,285     0.39
                           ----------------------------------------------------------------------------------------
Total delinquent loans     199      $6,182     1.61%       161      $3,929     1.13%       220      $4,887     1.47%
                           ========================================================================================


                                                 At December 31,
                          ------------------------------------------------------------
                                      1997                            1996
                          ----------------------------    ----------------------------
                                               Percent                         Percent
                                              of total                        of total
                          Number    Amount     loans      Number    Amount     loans
                          ------------------------------------------------------------

Loans delinquent for:
  30 - 59 days              75      $2,019     0.62%        65      $1,267     0.43%
  60 - 89 days              49       1,327     0.40         34         575     0.20
  90 days and over          38         763     0.23         75         999     0.34
                           --------------------------------------------------------
Total delinquent loans     162      $4,109     1.25%       174      $2,841     0.97%
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

      The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other nonperforming assets at the dates indicated:


                                                               At  December 31,
                                              --------------------------------------------------
                                               2000      1999        1998       1997       1996
                                              --------------------------------------------------
                                                           (Dollars in thousands)

Accruing loans delinquent 90 days or more     $  544    $   629    $   512    $   294    $   721
Loans accounted for on a nonaccrual basis:
  Real estate:
    One- to four-family                        1,776        914        963        710        504
    Nonresidential                                 -          -          -         10          -
  Consumer                                        44         14         13         18         13
                                              --------------------------------------------------
      Total nonaccrual loans                   1,820        928        976        738        517
                                              --------------------------------------------------
      Total nonperforming loans                2,364      1,557      1,488      1,032      1,238

Real estate owned                                 91         84          5         76          5
                                              --------------------------------------------------

      Total nonperforming assets              $2,455    $ 1,641    $ 1,493    $ 1,108    $ 1,243
                                              ==================================================
Allowance for loan losses                     $2,100    $ 2,017    $ 1,930    $ 1,742    $ 1,557
                                              ==================================================

Nonperforming assets as a
 percent of total assets                        0.57%      0.42%      0.38%      0.31%      0.38%
Nonperforming loans as a
 percent of total loans                         0.62%      0.45%      0.45%      0.32%      0.42%
Allowance for loan losses as a
 percent of nonperforming loans                88.83%    129.55%    129.72%    168.76%    125.77%


      For the year ended December 31, 2000, gross interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was $45,000. Interest collected on such loans and included in net income was $20,000.

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

      The aggregate amounts of the Association's classified assets at the dates indicated were as follows:


                                             At December 31,
                                -----------------------------------------
                                2000      1999      1998     1997    1996
                                -----------------------------------------
                                             (In thousands)

Substandard                    $1,394    $1,623    $1,482    $786    $874
Doubtful                            -         -         -       -       -
Loss                               61        55        23      45      54
                               ------------------------------------------
    Total classified assets    $1,455    $1,678    $1,505    $831    $928
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

      The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:


                                                Year ended December 31,
                                   ------------------------------------------------
                                    2000      1999      1998       1997       1996
                                   ------------------------------------------------
                                                (Dollars in thousands)

Balance at beginning of period     $2,017    $1,930    $1,742     $1,557     $1,376

Charge-offs                           (30)      (19)      (14)        (2)         -
Recoveries                              -         3         2          1          1
                                   ------------------------------------------------

Net (charge-offs) recoveries          (30)      (16)      (12)        (1)         1
Provision for loan losses             113       103       200        186        180
                                   ------------------------------------------------

Balance at end of year             $2,100    $2,017    $1,930     $1,742     $1,557
                                   ================================================


Net (charge-offs) recoveries to
 average loans                       0.01%     0.00%     0.00%      0.00%      0.00%
Allowance for loan losses to
 total loans                         0.55%     0.58%     0.59%      0.54%      0.53%

</TABLE

      The following table sets forth the allocation of the Association's allowance for loan losses by type of loan at the dates indicated:



                                2000                     1999                     1998
                       ---------------------    ---------------------    ---------------------
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

Balance at year end
 applicable to:
  Real estate loans    $1,518        87%        $1,507       98%         $1,442     98%    $303     99%    $1,166     99%
  Commercial loans         36         -             40        -              38      -       34      -         30      -
  Consumer loans          235        13            173        2             164      2      151      1        134      1
  Unallocated             311         -            297        -             286      -      254      -        227      -
                       -------------------------------------------------------------------------------------------------
      Total            $2,100       100%        $2,017      100%         $1,930    100%    $742    100%    $1,557    100%
                       =================================================================================================


                                1997                     1996
                       ---------------------    ---------------------
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

Balance at year end
 applicable to:
  Real estate loans    $  303        99%        $1,166       99%
  Commercial loans         34         -             30        -
  Consumer loans          151         1            134        1
  Unallocated             254         -            227        -
                       ----------------------------------------
      Total            $  742       100%        $1,557      100%
                       ========================================


      Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

Investment Activities

      Federal regulation and Ohio law permit the Association to invest in various types of securities, including interest- bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities and certain other specified securities. The Board of Directors of the Association has adopted an investment policy which authorizes management to make investments in U.S. Government and agency securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions, banker's acceptances issued by major U.S. banks, corporate debt securities rated at least "AA," or equivalent, by a major statistical rating firm and municipal or other tax free obligations. The Association's security policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality security to minimize risk and to maximize return without sacrificing liquidity and safety.

      The following table sets forth the composition of the Association's interest-bearing deposits, securities and mortgage-backed securities at the dates indicated:


                                                                           At December 31,
                                         -----------------------------------------------------------------------------------
                                                           2000                                        1999
                                         ----------------------------------------    ----------------------------------------
                                         Carrying    % of       Fair       % of      Carrying    % of       Fair       % of
                                          value      total      value      total      value      total      value      total
                                         ------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

Interest-bearing deposits:
  Demand deposits                        $ 5,154     14.59%    $ 5,154     14.59%    $ 3,253     10.14%    $ 3,253     10.13%
  Overnight deposits                      16,000     45.30      16,000     45.29       4,000     12.46       4,000     12.46
  Time deposits                                -         -           -         -      10,500     32.71      10,500     32.70
                                         -----------------------------------------------------------------------------------

      Total interest-bearing deposits     21,154     59.89      21,154     59.88      17,753     55.31      17,753     55.29

Securities:
  U.S. Treasury securities:
    Available for sale                     6,064     17.17       6,064     17.17       6,993     21.79       6,993     21.78
  U.S. agency securities:
    Available for sale                     5,027     14.23       5,027     14.23       4,953     15.43       4,953     15.43
  Equity securities (1)                    2,960      8.38       2,960      8.38       2,195      6.84       2,195      6.84
                                         -----------------------------------------------------------------------------------
      Total securities                    14,051     39.78      14,051     39.78      14,141     44.06      14,141     44.05
                                         -----------------------------------------------------------------------------------
  Mortgage-backed securities                 118      0.33         119      0.34         202      0.63         212      0.66
                                         -----------------------------------------------------------------------------------
Total                                    $35,323    100.00%    $35,324    100.00%    $32,096    100.00%    $32,106    100.00%
                                         ===================================================================================


                                                     At December 31,
                                         ----------------------------------------
                                                           1998
                                         ----------------------------------------
                                         Carrying    % of       Fair       % of
                                          value      total      value      total
                                         ----------------------------------------
                                                  (Dollars in thousands)

Interest-bearing deposits:
  Demand deposits                        $ 5,469     11.16%    $ 5,469     11.16%
Overnight deposits                        22,000     44.91      22,000     44.89
Time deposits                                  -         -           -         -
                                         ---------------------------------------

      Total interest-bearing deposits     27,469     56.07      27,469     56.05

Securities:
  U.S. Treasury securities:
    Available for sale                    12,156     24.81      12,156     24.81
  U.S. agency securities:
    Available for sale                     6,042     12.33       6,042     12.33
  Equity securities (1)                    3,037      6.20       3,037      6.20
                                         ---------------------------------------
      Total securities                    21,235     43.34      21,235     43.34
                                         ---------------------------------------
  Mortgage-backed securities                 283      0.59         302      0.61
                                         ---------------------------------------
Total                                    $48,987    100.00%    $49,006    100.00%
                                         =======================================

--------------------
<F1>  Comprised of FHLMC preferred stock.

      The maturities of the Association's interest-bearing deposits, securities and mortgage-backed securities at December 31, 2000, are as follows:


                                                                At December 31, 2000
                              ----------------------------------------------------------------------------------------
                                                      After one through         After five              After ten
                                One year or less         five years          through ten years            years
                              -------------------    -------------------    -------------------    -------------------
                              Carrying    Average    Carrying    Average    Carrying    Average    Carrying    Average
                                value      yield       value      yield       value      yield       value      yield
                              ----------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Interest-bearing deposits     $21,154      5.88%
U.S. Treasury securities        2,006      6.38       $4,058      6.41%
U.S. agency securities            998      4.87        4,029      6.13
Mortgage-backed securities          3      8.50            4     10.00         $26      12.90%        $85      11.96%
                              --------------------------------------------------------------------------------------
      Total                   $24,161      5.88%      $8,091      6.27%        $26      12.90%        $85      11.96%
                              ======================================================================================


                                      At December 31, 2000
                              ------------------------------------
                              Carrying    Market     Weighted
                                value     value      average yield
                              ------------------------------------
                                     (Dollars in thousands)

Interest-bearing deposits     $21,154     $21,154         5.88%
U.S. Treasury securities        6,064       6,064         6.40
U.S. agency securities          5,027       5,027         5.88
Mortgage-backed securities        118         119        12.01
                              --------------------------------
      Total                   $32,363     $32,364         6.00%
                              ================================


      Not included in this table is $3.0 million of FHLMC preferred stock which has no stated maturity.

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

      At December 31, 2000, the Association's certificates of deposit totaled $229.3 million, or 73% of total deposits. Of such amount, approximately $164.0 million in certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If deviation from historical experience occurs, the Association can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds, up to the Association's limit on such borrowings, which was $213.8 million at December 31, 2000.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:


                                                                                    December 31,
                                ---------------------------------------------------------------------------------------------------
                                   Weighted                 2000                        1999                        1998
                                average rate at   -------------------------   -------------------------   -------------------------
                                 December 31,                  Percent of                  Percent of                  Percent of
                                     2000          Amount    total deposits    Amount    total deposits    Amount    total deposits
                                ---------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)

Transaction accounts:
  Noninterest-bearing demand
   deposits                             -%        $  6,425         2.04%       $  4,928         1.67%     $  4,009        1.39%
  Passbook savings accounts          3.10           53,461        17.00          57,861        19.66        54,258       18.80
  NOW accounts                       2.26           21,830         6.94          23,767         8.08        17,750        6.15
  Money market accounts              3.00            3,439         1.09           4,364         1.48         4,713        1.63
                                                  ----------------------------------------------------------------------------

      Total transaction accounts     2.65           85,155        27.07          90,920        30.89        80,730       27.97

Certificates of deposit:
  4.01%   -  6.00%                   5.69           68,043        21.64         153,450        52.15       149,696       51.87
  6.01%  -   8.00%                   6.57          138,469        44.03          23,858         8.02        33,578       11.64
  Adjustable-rate (1)                6.14           22,836         7.26          26,295         8.94        24,580        8.52
                                                  ----------------------------------------------------------------------------
      Total certificates
       of deposit                    6.27          229,348        72.93         203,330        69.11       207,854       72.03
                                                  ----------------------------------------------------------------------------

      Total deposits                 5.29%        $314,503       100.00%       $294,250       100.00%     $288,584      100.00%
                                                  ============================================================================

--------------------
<F1>  Consists of IRA and Keogh accounts, the rates on which adjust monthly at the discretion of the Association.

      The Association bids on deposits of public funds from entities in its primary market area. The amount of such deposits was approximately $24.7 million at December 31, 2000.

      The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 2000:


                                                               Amount Due
                                       ----------------------------------------------------------
                                                     Over          Over
                                         Up to     1 year to    2 years to     Over
Rate                                   one year     2 years      3 years      3 years      Total
-------------------------------------------------------------------------------------------------
                                                       (In thousands)

4.01% to 6.00%                         $ 51,991     $11,620       $ 2,141     $2,291     $ 68,043
6.01% to 8.00%                           97,504      17,206        22,295      1,464      138,469
Adjustable rate                          14,513       8,323             -          -       22,836
                                       ----------------------------------------------------------
      Total certificates of deposit    $164,008     $37,149       $24,436     $3,755     $229,348
                                       ==========================================================


      The following table presents the amount of the Association's certificates of deposit of $100,000 or more, by the time remaining until maturity, at December 31, 2000:


Maturity                          Amount
--------------------------------------------
                              (In thousands)

Three months or less              $15,770
Over 3 months to 6 months           9,127
Over 6 months to 12 months         14,749
Over 12 months                     13,669
                                  -------
    Total                         $53,315
                                  =======


      Borrowings. The FHLB system functions as a central reserve bank, providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. Generally, if an association does not have positive tangible capital, it is not eligible for new advances. At December 31, 2000, the Association had positive tangible capital.

      The following table sets forth the maximum month-end balance and average balance of the Association's FHLB advances during the periods indicated:


                                  Year ended December 31,
                              -------------------------------
                               2000        1999        1998
                              -------------------------------
                                   (Dollars in thousands)

Maximum balance               $51,000     $37,000     $37,000
Average balance                44,462      30,846      35,692
Average interest rate paid       6.37%       5.91%       6.15%


      At December 31, 2000, the Association had outstanding FHLB advances totaling $50.0 million, with a weighted average interest rate of 6.52%.

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

Employees

      As of December 31, 2000, the Association had 89 full-time employees and 10 part-time employees. The Association believes that relations with its employees are excellent. The Association offers health and disability benefits, life insurance and an employee stock ownership plan. None of the employees of the Association are represented by a collective bargaining unit.

                                 REGULATION

General

      As a savings and loan association incorporated under the laws of Ohio, Industrial is subject to regulation, examination and oversight by the OTS and the Division. Because Industrial's deposits are insured by the FDIC, Industrial also is subject to general oversight by the FDIC. Industrial must file periodic reports with the OTS, the Ohio Superintendent and the FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Industrial is in compliance with various regulatory requirements and is operating in a safe and sound manner. Industrial is a member of the FHLB of Cincinnati.

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

      On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including the Holding Company.

      The GLB authorizes a new "financial holding company," which can own banks and thrifts and which is also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

      The GLB Act is not expected to have a material effect on the activities in which the Holding Company and Industrial currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

Ohio Savings and Loan Law

      The Division is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries, and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings and loan association.

      The Division also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Division may place an Ohio association in conservatorship or receivership.

      The Division conducts regular examinations of Industrial approximately once every eighteen months. Such examinations are usually conducted jointly with one or both federal regulators. The Division imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

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

      Regulatory Capital Requirements. Industrial is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Industrial consists solely of tangible capital) of 3.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which for Industrial consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets, including certain off-balance sheet items, are weighted at percentage levels ranging from 0% to 100% depending on the relative risk).

      The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, Industrial will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is not subject to the interest rate risk component.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Industrial's capital at December 31, 2000, met the standards for a well-capitalized institution.

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

      Liquidity. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association's acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Industrial at December 31, 2000, was approximately $25.7 million, or 6.42%, which exceeded the 4% liquidity requirement by approximately $6.1 million.

      Qualified Thrift Lender Test. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2000, Industrial qualified as a QTL.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed Industrial's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of Industrial with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Industrial was in compliance with such restrictions at December 31, 2000.

      All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. The Holding Company will be an affiliate of Industrial. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Industrial was in compliance with these requirements and restrictions at December 31, 2000.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases, and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS.

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

      The Holding Company is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies in existence on May 4, 1999 and such companies are the only financial institution holding companies which may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings and loan association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings and loan association subsidiary of a holding company fails to meet the QTL, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2000, Industrial met the QTL.

      If the Holding Company were to acquire control of another savings institution, other than through a merger or other business combination with Industrial, the Holding Company would become a multiple savings and loan holding company and the activities of the Holding Company and any of its subsidiaries (other than Industrial or other subsidiary savings and loan associations) would thereafter be subject to activity restrictions.

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

FRB Regulations

      FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts over $42.8 million. At December 31, 2000, Industrial was in compliance with this reserve requirement.

Federal Home Loan Banks

      The FHLBs provide credit to their members in the form of advances. Industrial is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Industrial's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. Industrial was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $3.8 million at December 31, 2000.

      Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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

                                  TAXATION

Federal Taxation

      The Holding Company and Industrial are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, the Holding Company and Industrial may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income.
Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1997. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. Based on Industrial's average gross receipts of $30.0 million for the three tax years ending on December 31, 2000, Industrial would not qualify as a small corporation exempt from the alternative minimum tax.

      Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under
Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method.

      The Small Business Act eliminated the percentage of taxable-income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Industrial to the Holding Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Industrial's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of then pre-1988 reserves. As of December 31, 2000, Industrial's pre-1988 reserves for tax purposes totaled approximately $4.1 million. Industrial believes it had approximately $1.9 million of accumulated earnings and profits for tax purposes as of December 31, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Industrial will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Industrial have been audited or closed without audit through fiscal year 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Industrial.

Ohio Taxation

      The Holding Company is subject to the Ohio corporation franchise tax, which, as applied to the Holding Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 and (ii) 0.4% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

      A special litter tax is also applicable to all corporations, including the Holding Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth

      Certain holding companies, such as the Holding Company, will qualify for complete exemption from the net worth tax if certain conditions are met. The Holding Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis. While there is no annual limit on the tax calculated on income, the tax calculated on net worth is limited to $150,000 per year

      Industrial is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the Bank's apportioned book net worth, determined in accordance with generally accepted accounting principles, less any statutory deduction. As a "financial institution," Industrial is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.  Properties

      The following table sets forth certain information at December 31, 2000, regarding the office facilities of the Association:


                                 Owned or      Date                  Net book
         Location                 leased     acquired    Deposits     value
         --------------------------------------------------------------------
                                                            (In thousands)

30 East Main Street
Ashland, Ohio 44805               Owned      11/04/94    $31,190     $1,083

203 North Sandusky Street (1)
Bellevue, Ohio  44811             Owned      02/25/93          -         67

211 North Sandusky Street
Bellevue, Ohio  44811             Owned      05/06/72     76,587        460

225 North Main Street
Clyde, Ohio  43410                Owned      06/05/75     12,345         93

1500 Bright Road
Findlay, Ohio  45840              Owned      01/29/93     17,744        956

321 West State Street
Fremont, Ohio  43420              Owned      06/30/87     16,495        174

40 E. Main Street
Lexington, Ohio  44904            Owned      02/13/99      6,299        357

2080 Ferguson Road (2)
Mansfield, Ohio  44906            Leased            -          -          -

50 West Main Street
Norwalk, Ohio  44857              Owned      08/06/76     45,162        273

51 West Main Street (3)
Norwalk, Ohio  44587              Owned      09/11/92          -        328

4112 Milan Road
Sandusky, Ohio  44870             Owned      02/29/88     15,502        398

48 East Market Street (4)
Tiffin, Ohio  44883               Owned      06/15/83     57,148        305

796 West Market Street (4)
Tiffin, Ohio  44883               Owned      12/18/90          -        204

301 Myrtle Avenue (5)
Willard, Ohio  44890              Owned      05/07/77     36,031        141

121 Blossom Centre (5)
Willard, Ohio  44890              Leased            -          -         90

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


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters

                          Common Stock Information

      The common shares of Industrial Bancorp are listed on the Nasdaq National Market under the symbol "INBI". There were 4,333,883 common shares outstanding at year-end 2000, held of record by approximately 1,310 shareholders. The following dividend and market price information includes daily high, low and closing sales prices of the common shares of Industrial Bancorp for each period indicated.


Quarter ended     High       Low      Last     Dividend
-------------------------------------------------------

    3/31/99      $20.00    $18.75    $19.44     $.16
    6/30/99       21.00     16.00     20.25     .16
    9/30/99       20.63     17.75     18.25     .17
   12/31/99       18.50     13.88     14.88     .17
    3/31/00       17.94     10.00     10.63     .18
    6/30/00       12.63     10.50     11.88     .18
    9/30/00       13.25     11.75     12.38     .19
   12/31/00       19.94     11.13     19.75     .19


Item 6.  Selected Financial Data


                                                2000         1999        1998        1997        1996
                                              ---------------------------------------------------------
                                                    (Dollars in thousands, except per share data)


Selected financial condition data:
  Total assets                                $427,297     $389,003    $388,059    $364,023    $326,613
  Securities                                    14,169       14,343      21,518      21,467      23,797
  Loans receivable, net                        378,647      342,276     326,972     321,669     285,803
  Deposits                                     314,503      294,250     288,584     270,957     259,074
  FHLB advances                                 50,000       37,000      35,000      29,000       2,000
  Shareholders' equity                          58,665       54,586      60,741      60,862      62,104

Summary of earnings:
  Interest income                             $ 32,064     $ 29,442    $ 30,562    $ 27,805    $ 25,468
  Interest expense                              17,527       15,048      15,825      14,065      11,863
                                              ---------------------------------------------------------
  Net interest income                           14,537       14,394      14,737      13,740      13,605
  Provision for loan losses                        113          103         200         186         180
                                              ---------------------------------------------------------
  Net interest income after
   provision for loan losses                    14,424       14,291      14,537      13,554      13,425
  Noninterest income                             1,288          949         858         509         447
  Noninterest expense                            6,932        6,995       6,663       6,167       9,453
                                              ---------------------------------------------------------
  Income before income tax                       8,780        8,245       8,732       7,896       4,419
  Provision for income tax                       3,081        2,935       3,028       2,783       2,020
                                              ---------------------------------------------------------
  Net income                                  $  5,699     $  5,310    $  5,704    $  5,113    $  2,399
                                              =========================================================

  Basic earnings per share                    $   1.38     $   1.23    $   1.22    $   1.04    $   0.47
  Diluted earnings per share                      1.37         1.21        1.19        1.03        0.47
  Cash dividends per share (1)                     .74         0.66        0.59        0.48        3.75

Selected financial ratios:
  Return on average assets                        1.41%        1.39%       1.50%       1.48%       0.75%
  Return on average equity                       10.17         9.31        9.36        8.38        3.62
  Average equity to average assets               13.87        14.94       16.03       17.63       20.59
  Interest rate spread                            2.92         3.11        3.11        3.13        3.26
  Net interest margin                             3.67         3.85        3.95        4.05        4.32
  Efficiency ratio (2)                           44.12        45.90       43.28       43.85       68.14
  Noninterest expense to average assets           1.72         1.83        1.75        1.78        2.94
  Nonperforming assets to total assets            0.57         0.42        0.38        0.31        0.38
  Nonperforming loans to total loans              0.60         0.45        0.45        0.32        0.42
  Allowance for loan losses to total loans        0.55         0.58        0.59        0.54        0.53
  Allowance for loan losses to
   nonperforming loans                           88.83       129.55      129.72      168.76      125.77

--------------------
<F1>  The amount for 1996 includes a  $3.50 per share special return of capital distribution.
<F2>  Noninterest expense as a percentage of the sum of net interest income after provision for loan losses and noninterest income.

      The dividend pay-out ratio (dividends declared per share as a percentage of basic earnings per share) of the Corporation was 53.7% for 2000, 53.7% for 1999 and 48.4% for 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In August 1995, the Corporation acquired all of the common shares issued by The Industrial Savings and Loan Association ("Industrial Savings") upon its conversion from a mutual savings and loan association to a stock savings and loan association (the "Conversion"). Since the ownership of such shares constitutes the principal business of Industrial Bancorp, the discussion below focuses principally on the financial condition and results of operations of Industrial Savings.

      On December 9, 2000, the Corporation and the Association entered into an Agreement and Plan of Merger, which was amended on January 30, 2001 (the "Agreement"), with United Community Financial Corp. ("UCFC") and The Home Savings and Loan Company of Youngstown, Ohio ("Home Savings"). The Agreement provides for the acquisition of the Corporation and the Association by UCFC and Home Savings. The acquisition will not be completed unless a majority of the shareholders of the Corporation approve the Agreement at the Special Meeting of Shareholders to be held on April 17, 2001.

      The following discussion and analysis of the Corporation, and its wholly-owned subsidiary, the Association, (together referred to as the "Company") should be read in conjunction with and with reference to the consolidated financial statements and accompanying notes.

                       Changes In Financial Condition

      Total consolidated assets of the Company were $427.3 million at year-end 2000 compared to $389.0 million at year-end 1999.

      Loans receivable increased $36.3 million to $378.6 million at year-end 2000 from $342.3 million at year-end 1999. Loan originations exceeded $100 million for the fourth year in a row, with 79.2% of the originations being in the residential mortgage and real estate construction loan categories. Sales of fixed-rate mortgage loans in the secondary market totaled $13.3 million in 2000. Securities were $14.2 million at year-end 2000 compared to $14.3 million at year-end 1999. Maturities of U.S. Treasury and agency securities totaled $11.0 million and were replenished by purchases totaling $9.9 million. Unrealized gains on securities increased by $956,000 during the year. Cash and cash equivalents were $22.4 million at year-end 2000 compared to $10.0 million at year-end 1999. Office properties and equipment, net of accumulated depreciation, decreased to $5.3 million at year-end 2000 from $5.7 million at year-end 1999. The decrease is principally due to the depreciation of Company office properties and equipment.

      Total deposits increased $20.3 million, or 6.9%, to $314.5 at year-end 2000 from $294.2 million at year-end 1999. Transaction accounts, including passbook savings deposits, decreased $5.8 million while certificates of deposit increased $26.0 million. The Company has used advances from the FHLB to fund loan growth in excess of deposit growth. FHLB advances were $50.0 million at year-end 2000 compared to $37.0 million at year-end 1999.

      Shareholders' equity was $58.7 million at year-end 2000, compared to $54.6 million at year-end 1999. Net income of $5.7 million was offset by dividends to shareholders of $3.0 million and purchases of treasury shares at a cost of $300,000 during 2000. Unrealized gains on securities and other miscellaneous additions to shareholder equity amounted to $1.7 million in 2000.

      The table on the following page presents certain average-balance information, average yields and average costs for interest-earning assets and interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from monthly ending balances, which do not vary significantly from daily average balances.


                                                          2000                                  1999
                                           ----------------------------------    ----------------------------------
                                           Average                   Average     Average                   Average
                                           balance     Interest    yield/rate    balance     Interest    yield/rate
                                           ------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Interest-earning assets:
  Interest-bearing deposits                $ 16,073    $   874         5.44%     $ 27,968    $ 1,123         4.02%
  Securities (1)                             18,200      1,065         5.86        17,156      1,116         6.51
  Mortgage-backed securities                    165         15         9.09           239         24        10.04
  Loans receivable (2)                      361,617     30,110         8.33       328,583     27,179         8.27
                                           -------------------                   -------------------
  Total interest-earning assets             396,055     32,064         8.10       373,946     29,442         7.87

Noninterest-earning assets:
  Cash and noninterest-bearing deposits       1,565                                 1,407
  Office properties and equipment             5,508                                 5,705
  Other non-earning assets                    2,927                                 2,699
  Allowance for loan losses                  (2,088)                               (1,984)
                                           --------                              --------
  Total assets                             $403,967                              $381,773
                                           ========                              ========

Interest-bearing liabilities:
  Deposits:
    NOW accounts                           $ 21,016        451         2.15      $ 19,115        414         2.17
    Money market accounts                     3,926        120         3.06         4,650        141         3.03
    Passbook savings accounts                56,358      1,742         3.09        56,686      1,756         3.10
    Certificates of deposit                 212,398     12,381         5.83       204,696     10,914         5.33
                                           -------------------                   -------------------
    Total deposits                          293,698     14,694         5.00       285,147     13,225         4.64

    FHLB advances                            44,462      2,833         6.37        30,846      1,823         5.91
                                           -------------------                   -------------------
    Total interest-bearing liabilities      338,160     17,527         5.18       315,993     15,048         4.76

Noninterest-bearing liabilities               9,782                                 8,731
                                           --------                              --------
  Total liabilities                         347,942                               324,724

Shareholders' equity                         56,025                                57,049
                                           --------                              --------
  Total liabilities and
   shareholders' equity                    $403,967                              $381,773
                                           ========                              ========
Net interest income                                    $14,537                               $14,394
                                                       =======                               =======
Interest rate spread                                                   2.92%                                 3.11%
Net interest  margin  (3)                                              3.67%                                 3.85%
Average interest-earning assets to
 average interest-bearing liabilities                                117.12%                               118.34%


                                                          1998
                                           ----------------------------------
                                           Average                   Average
                                           balance     Interest    yield/rate
                                           ----------------------------------
                                                 (Dollars in thousands)

Interest-earning assets:
  Interest-bearing deposits                $ 18,656    $   708         3.79%
  Securities (1)                             20,396      1,344         6.59
  Mortgage-backed securities                    345         34         9.98
  Loans receivable (2)                      333,775     28,476         8.53
                                           -------------------
  Total interest-earning assets             373,172     30,562         8.19

Noninterest-earning assets:
  Cash and noninterest-bearing deposits       1,109
  Office properties and equipment             5,302
  Other non-earning assets                    2,371
  Allowance for loan losses                  (1,832)
                                           --------
  Total assets                             $380,122
                                           ========

Interest-bearing liabilities:
  Deposits:
    NOW accounts                           $ 16,139        355         2.20
    Money market accounts                     4,391        133         3.03
    Passbook savings accounts                53,014      1,626         3.07
    Certificates of deposit                 202,198     11,516         5.70
                                           -------------------
    Total deposits                          275,742     13,630         4.94

    FHLB advances                            35,692      2,195         6.15
                                           -------------------
    Total interest-bearing liabilities      311,434     15,825         5.08

Noninterest-bearing liabilities               7,763
                                           --------
  Total liabilities                         319,197

Shareholders' equity                         60,925
                                           --------

  Total liabilities and
   shareholders' equity                    $380,122
                                           ========

Net interest income                                    $14,737


                                                       =======
Interest rate spread                                                   3.11%
Net interest  margin  (3)                                              3.95%
Average interest-earning assets to
 average interest-bearing liabilities                                119.82%

--------------------
<F1>  Average yields have been computed based on the amortized cost of the investment security.
<F2>  Net of deferred loan fees, loan discounts and loans in process.  Loan fees included in interest income amounted to $533,000, $933,000, and $1.0 million in 2000, 1999 and 1998.
<F3>  Net interest income to average interest-earning assets.

      The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the interest income and interest expense of the Company during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to (i) increases and decreases in volume (change in volume multiplied by prior year rate), (ii) increases and decreases in rate (change in rate multiplied by prior year volume) and (iii) total increases and decreases in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.


                                               2000 vs. 1999                         1999 vs. 1998
                                    ----------------------------------    ---------------------------------
                                    Increase (decrease)                   Increase (decrease)
                                         due to               Total            due to              Total
                                    -------------------      increase     -------------------     increase
                                     Volume       Rate      (decrease)     Volume      Rate      (decrease)
                                    -----------------------------------------------------------------------
                                                                  (In thousands)

Interest income attributable to:
  Interest-bearing deposits          $ (478)     $  229      $ (249)       $ 370      $  45       $   415
  Securities                             68        (119)        (51)        (211)       (17)         (228)
  Mortgage-backed securities             (7)         (2)         (9)         (10)         -           (10)
  Loans receivable                    2,732         199       2,931         (438)      (859)       (1,297)
                                     --------------------------------------------------------------------
      Total interest income           2,315         307       2,622         (289)      (831)       (1,120)

Interest expense attributable to:
  Deposits:
    NOW accounts                         41          (4)         37           65         (6)           59
    Money market accounts               (22)          1         (21)           8          -             8
    Passbook savings accounts           (10)         (4)        (14)         114         16           130
    Certificates of deposit             411       1,056       1,467          141       (743)         (602)
                                     --------------------------------------------------------------------
  Total deposits                        420       1,049       1,469          328       (733)         (405)
  FHLB advances                         805         205       1,010         (289)       (83)         (372)
                                     --------------------------------------------------------------------
      Total interest expense          1,225       1,254       2,479           39       (816)         (777)
                                     --------------------------------------------------------------------

Increase (decrease) in net
 interest income                     $1,090      $ (947)     $  143        $(328)     $ (15)      $  (343)
                                     ====================================================================

                       Comparison of Operating Results

      Earnings Summary. The Company had consolidated net income of $5.7 million for 2000, compared to $5.3 million for 1999 and $5.7 million for 1998. The primary reason for the change in total net income between years was the change in net interest income and the gain on security sales in 2000.

      Net Interest Income. Net interest income of the Company is a function of the difference, or spread, between the average yield earned on loans and other interest-earning assets and the average rate paid on deposits and borrowings as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by the economic and competitive factors that influence interest rates, loan demand and deposit flows.

      Net interest income was $14.5 million in 2000, an increase of $143,000 from $14.4 million in 1999, which was a decrease of $343,000 over $14.7 million in 1998. The higher net interest income in 2000 was primarily a result of increased levels of interest-earning assets, particularly loans receivable. The effect of the higher volume of loans receivable was somewhat offset by a narrower interest rate spread in 2000. An increase of 23 basis points in the average yield on interest-earning assets was more than offset by a 42 basis point in the average rate paid on interest-bearing liabilities. The decrease in net interest income in 1999 was primarily the result of reduced levels of average interest-bearing assets, particularly loan and securities, coupled with the lower interest rate environment during 1999.

      Total interest income was $32.1 million in 2000 up from $29.4 million in 1999, which was down from $30.6 million in 1998. New mortgage loan originations increased in 2000, while refinances declined. As a result, the average balance of loans receivable increased $33.0 million in 2000. The yield on loans increased to 8.33% in 2000 from 8.27% in 1999. The large number of refinances in 1999 resulted in a reduction of the average balance of loans receivable from 1998. The yield on loans decreased from 8.53% in 1998 to 8.27% in 1999.

      Interest earned on securities in both 2000 and 1999 was $1.1 million, a decline from $1.4 million in 1998. Income from interest-bearing deposits declined to $900,000 in 2000 from $1.1 million in 1999 and increased from $0.7 million in 1998. The Company allowed average balances of its securities portfolio to decline from the 1998 level of $20.4 million during 2000 and 1999. Additional growth in securities has been limited during the past three years due to the excess growth of loans over deposits and the increased use of FHLB advances to fund the excess.

      Total interest expense was $17.5 million in 2000, an increase of $2.5 from $15.0 million recorded in 1999, which in turn was a decrease of $800,000 from $15.8 million recorded in 1998. The increase in 2000 was a result of higher interest rates paid on larger average balances of deposits and a $1.0 million increase in interest expense on FHLB advances. Average FHLB advances increased $13.6 million in 2000. The average rate paid for deposits increased to 5.00% in 2000 from 4.64% paid in 1999 which was a decrease from the 5.08% paid in 1998.

      Yields Earned and Rates Paid. The spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities declined to 2.92% in 2000 from 3.11% in both 1999 and 1998. The decline was due to a rising interest rate environment late in 1999 and for most of 2000, during which the Company's interest-bearing liabilities repriced more rapidly than its interest-earning assets.

      The ratio of average interest-earning assets to average interest-bearing liabilities was 117.12% for 2000, compared to 118.34% for 1999 and 119.82% for 1998. The decline in the ratio is due to the Company's purchase of treasury stock. Management has used FHLB advances and the deposit growth to fund the increased loan demand over the last three years.

      Provision for Loan Losses. The Company maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb probable losses inherent in its loan portfolio. The amount of the provision which is charged against earnings each year and added to the allowance is based upon management's ongoing review of such factors as historical loss performance, general prevailing economic conditions, changes in the size and composition of the loan portfolio and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

      The foregoing statement regarding the adequacy of the allowance for loan losses is a "forward-looking " statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the allowance for loan losses include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that Industrial Savings must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

      The provision for loan losses was $113,000 in 2000, compared to $103,000 in 1999 and $200,000 in 1998. The Company had $30,000 in charge-
offs during 2000, compared to $19,000 in 1999 and $14,000 in 1998.
Recoveries totaled $3,000 in 1999 and $2,000 in 1998. Nonperforming loans were $2.4 million at year-end 2000, compared to $1.6 million at year-end 1999. At year-end 2000, the allowance for loan losses was 88.8% of nonperforming loans and 0.55% of total loans compared to 129.55% and 0.58% at year-end 1999. Management determined that a provision for loan losses was warranted in 2000 based on the increased level of nonperforming loans and the increase in loans receivable during 2000.

      Noninterest Income. Noninterest income increased to $1.3 million in 2000, compared to $949,000 in 1999 and $858,000 in 1998. Service fees related to the steadily growing deposit base and expanding ATM and debit card usage contributed largely to these increases during each of the three years. In 2000 and 1999, income of $133,000 and $82,000 was recognized as a result of the capitalization of mortgage servicing rights. A gain on sale of FHLMC stock of $182,000 was recorded in 2000.

      Noninterest Expense. Noninterest expense amounted to $6.9 million in 2000, compared to $7.0 million in 1999 and $6.7 million in 1998. The largest single item of noninterest expense, salaries and employee benefits, decreased during 2000 to $3.2 million. The change was due to the decrease in the expense related to the employee stock ownership plan.

      State franchise tax has decreased from $442,000 in 1998 to $329,000 in 1999 and then increased to $399,000 in 2000. The fluctuation in franchise tax is a result of changing tax rates and varying capital levels. Federal deposit insurance premiums decreased to $61,000 in 2000 compared to $172,000 in 1999 and $168,000 in 1998. The reduction in 2000 is a result of a reduction of the premium rate for federal deposit insurance.

      Data processing and related fees decreased to $486,000 in 2000 from $503,000 in 1999, which increased from $437,000 in 1998. Advertising expense decreased in 2000 due to the marketing expenses associated with the opening of two new branch offices in 1999. Other expenses increased to $1.7 million in 2000, compared to $1.4 million in 1999 and $1.2 million in 1998.

      Provision for Income Tax. Fluctuations in income tax expense are primarily attributable to the change in income before taxes. Income before taxes amounted to $8.8 million in 2000, compared to $8.2 million in 1999 and $8.7 million in 1998. The Company's effective tax rates were 35.1% in 2000, compared to 35.6% in 1999 and 34.7% in 1998.

                                Asset Quality

      The Company has consistently maintained a high quality loan portfolio, as evidenced by its level of nonperforming assets which consists of loans accounted for on a nonaccrual basis, accruing loans past due 90 days or more, and real estate acquired through or in lieu of foreclosure. Nonperforming assets were $2.5 million at year-end 2000, compared to $1.6 million at year-end 1999. As a percentage of year-end total assets, nonperforming assets were 0.57% in 2000 and 0.42% in 1999.

      The Company's allowance for loan losses has increased, consistent with growth in the loan portfolio, over the past two years and stood at $2.1 million at year-end 2000 compared to $2.0 million at year-end 1999. As a percentage of nonperforming loans, the allowance for loan losses has decreased from 129.55% at year-end 1999 to 88.83% at year-end 2000.

                       Liquidity and Capital Resources

      The Company's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities, which are summarized as follows:


                                                        2000         1999         1998
                                                      ----------------------------------
                                                                (In thousands)

    Net income                                        $  5,699     $  5,310     $  5,704
    Adjustments                                          1,189          277          744
                                                      ----------------------------------
    Net cash from operating activities                   6,888        5,587        6,448
    Net cash from investment activities                (24,352)     (19,673)      (4,186)
    Net cash from financing activities                  29,908       (4,498)      15,502
                                                      ----------------------------------
    Net change in cash and cash equivalents             12,444      (18,584)      17,764
    Cash and cash equivalents at beginning of year       9,952       28,536       10,772
                                                      ----------------------------------
    Cash and cash equivalents at end of year          $ 22,396     $  9,952     $ 28,536
                                                      ==================================


      The principal sources of funds for the Company are deposits, FHLB borrowings, loan repayments, the sale of mortgage loans in the secondary market, maturity of investment securities and funds generated through operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains a level of investment in liquid assets which is based upon management's assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets and
(iv) the objectives of the asset and liability management program of the Company.

      The OTS removed its regulations relating to minimum liquidity requirements in March 2001. Prior to their elimination, the liquidity regulations required the Company to maintain an average daily balance of liquid assets, which may include, but were not limited to, investments in U.S. Treasury and federal agency obligations and other investments generally having maturities of five years or less, in an amount equal to 4% of the sum of the Company's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At year-end 2000, the regulatory liquidity ratio of the Company was 6.42%. At such date, the Company had commitments to originate loans and loans in process totaling $13.9 million and no commitments to sell loans. The Company considers its liquidity and capital reserves sufficient to meet its foreseeable short-term and long-term needs.

      The Association is required by OTS regulations to maintain specified minimum amounts of capital. At year-end 2000, the association exceeded all applicable minimum capital requirements. The association's actual capital and regulatory capital requirements at year-end 2000 were as follows:


                                    Amount        Percent of assets
                                -----------------------------------
                                (In thousands)

  Tangible capital: (1)
    Capital level                   $36,632              8.63%
    Requirement                       6,367              1.50
                                    -------------------------
    Excess                          $30,265              7.13%
                                    =========================

  Tier 1 (Core) capital: (1)
    Capital level                   $36,632              8.63%
    Requirement                      16,978              4.00
                                    -------------------------
    Excess                          $19,654              4.63%
                                    =========================

  Risk-based capital: (2)

    Capital level                   $39,983             14.91%
    Requirement                      21,457              8.00
                                    -------------------------
    Excess                          $18,526              6.91%
                                    =========================

--------------------
<F1>  Tangible and Tier 1 (Core) capital percentages are based on adjusted total assets of  $424.4 million.
<F2>  Risk-based capital percentages are based on risk-weighted assets of
      $268.2 million.

                   Effect of New Accounting Pronouncements

      The Financial Accounting Standards Board has issued new accounting standards that are effective for the Company's consolidated financial statements for the years ending after December 31, 2000.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 137 and 138, which the Company was required to adopt effective January 1, 2001. SFAS 133, addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

      This statement did not have a material effect on the Company's consolidated financial position or results of operations since the Company has not historically engaged in these activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

      Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the NPV methodology attempts to quantify interest rate risk in the event of a sudden and sustained 1 to 3 percent increase or decrease in market rates.

      It is the intent of the Board not to exceed a moderate risk level, as defined by the Office of Thrift Supervision in Thrift Bulletin 13A with a 200 basis point permanent change in interest rates. As of December 31, 2000, the Company's interest rate risk level was in the minimum range for a 100 basis point permanent change in interest rates, moderate range for a 200 basis point permanent change in interest rates and moderate range for a 300 basis point permanent change in interest rates. In comparison, at December 31, 1999, the interest rate level was in the minimum range for a 100 basis point permanent change in interest rates, moderate range for a 200 basis point permanent change in interest rates and significant level for a 300
basis point permanent change in interest rates.    In terms of relative
impact on the Company's NPV, a 200 basis point permanent change in interest rates would have the effect of reducing NPV by $18.0 million at December 31, 2000 compared to a reduction of $17.0 million at December 31, 1999. The Company's increased sensitivity to rising interest rates is a result of an increase in the level of fixed-rate loans and a general shortening of the maturity structure of deposits and borrowings. Although the Company attempts to mitigate interest rate risk by originating adjustable-rate loans and by selling fixed-rate mortgage loans in the secondary market to Freddie Mac, however customer preferences for loan products may limit the Company's ability to achieve this objective.

      NPV is calculated by the OTS using information provided by the Company. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results. Further, the computations do not include capital at the holding company level nor does it contemplate any actions the Company may undertake in response to changes in interest rates.

Item 8.  Financial Statements and Supplemental Data

                       REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Industrial Bancorp, Inc.
Bellevue, Ohio

We have audited the accompanying consolidated balance sheets of Industrial Bancorp, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Bancorp, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                       Crowe, Chizek and Company LLP

Cleveland, Ohio
January 11, 2001

                          INDUSTRIAL BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                                            December 31
                                                       ---------------------
                                                         2000         1999
                                                       ---------------------

ASSETS
Cash and noninterest-bearing deposits                  $  1,242     $  2,699
Interest-bearing demand deposits                          5,154        3,253
Overnight deposits                                       16,000        4,000
                                                       ---------------------
  Cash and cash equivalents                              22,396        9,952
Interest-bearing time deposits                                -       10,500
Securities available for sale,
 at fair value                                           14,051       14,141
Securities held to maturity
 (fair value: 2000 - $119;  1999 - $212)                    118          202
Loans receivable, net                                   378,647      342,276
Federal Home Loan Bank stock                              3,753        3,490
Office properties and equipment                           5,292        5,709
Accrued interest receivable                               2,490        2,273
Other assets                                                550          460
                                                       ---------------------
      Total assets                                     $427,297     $389,003
                                                       =====================

LIABILITIES
Deposits                                               $314,503     $294,250
Federal Home Loan Bank advances                          50,000       37,000
Accrued interest payable and other liabilities            4,129        3,167
                                                       ---------------------
      Total liabilities                                 368,632      334,417
                                                       =====================

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized, 5,554,500 shares issued                     34,669       34,669
Additional paid-in capital                                3,129        2,955
Retained earnings                                        42,691       40,005
Accumulated other comprehensive income                    2,021        1,390
Unearned employee stock ownership plan shares            (2,294)      (2,688)
Unearned compensation                                      (175)        (701)
Treasury stock, at cost
 (2000 - 1,220,617 shares; 1999 - 1,195,117 shares)     (21,376)     (21,044)
                                                       ---------------------
      Total shareholders' equity                         58,665       54,586
                                                       ---------------------
      Total liabilities and shareholders' equity       $427,297     $389,003
                                                       =====================


        See accompanying notes to consolidated financial statements.


                          INDUSTRIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except per share amounts)


                                                     For the year ended December 31
                                                     ------------------------------
                                                       2000        1999       1998
                                                     ------------------------------

Interest income
  Interest and fees on loans                         $30,110     $27,179    $28,476
  Interest and dividends on investment securities      1,080       1,140      1,378
  Interest on deposits                                   874       1,123        708
                                                     ------------------------------
                                                      32,064      29,442     30,562
                                                     ------------------------------

Interest expense
  Interest on deposits                                14,694      13,225     13,630
  Interest on Federal Home Loan Bank advances          2,833       1,823      2,195
                                                     ------------------------------
                                                      17,527      15,048     15,825
                                                     ------------------------------
Net interest income                                   14,537      14,394     14,737
Provision for loan losses                                113         103        200
                                                     ------------------------------
Net interest income after provision
 for loan losses                                      14,424      14,291     14,537
                                                     ------------------------------

Noninterest income
  Service fees and other charges                         834         839        635
  Gain on sale of securities                             182           -          -
  Other                                                  272         110        223
                                                     ------------------------------
                                                       1,288         949        858
                                                     ------------------------------

Noninterest expense
  Salaries and employee benefits                       3,196       3,436      3,430
  State franchise tax                                    399         329        442
  Federal deposit insurance premiums                      61         172        168
  Occupancy and equipment                                421         437        368
  Data processing                                        486         503        437
  Depreciation                                           451         455        389
  Advertising                                            221         244        188
  Other                                                1,697       1,419      1,241
                                                     ------------------------------
                                                       6,932       6,995      6,663
                                                     ------------------------------
Income before income tax                               8,780       8,245      8,732
Provision for income tax                               3,081       2,935      3,028
                                                     ------------------------------

Net income                                           $ 5,699     $ 5,310    $ 5,704
                                                     ==============================
Basic earnings per share                             $  1.38     $  1.23    $  1.22
Diluted earnings per share                              1.37        1.21       1.19


        See accompanying notes to consolidated financial statements.


                          INDUSTRIAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Dollars in thousands)


                                                         For the year ended December 31
                                                          2000        1999       1998
                                                         ------------------------------

Net income                                               $5,699      $5,310      $5,704

Other comprehensive income:
  Unrealized holding gains and (losses) on securities
   available for sale                                     1,138      (1,078)      1,164
  Adjustments for gains recognized in income               (182)          -           -
                                                         ------------------------------
  Net unrealized gains and (losses)                         956      (1,078)      1,164
  Tax effect                                               (325)        367        (396)
                                                         ------------------------------
                                                            631        (711)        768
                                                         ------------------------------

Comprehensive income                                     $6,330      $4,599      $6,472
                                                         ==============================


        See accompanying notes to consolidated financial statements.


                          INDUSTRIAL BANCORP, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share amounts)


                                                                   Unrealized
                                                                       Gain on
                                            Additional                Securities    Unearned    Unearned
                                 Common      Paid in      Retained    Available       ESOP       Compen-    Treasury
                                 Stock       Capital      Earnings     for Sale      Shares      sation       Stock       Total
                                 -----------------------------------------------------------------------------------------------

Balance at January 1, 1998       $34,669      $1,879      $34,569       $1,333      $(3,529)    $(1,753)    $ (6,306)    $60,862
Net income                                                  5,704                                                          5,704
Purchase of treasury stock
 (271,764 shares)                                                                                             (5,466)     (5,466)
Cash dividends declared
 ($.59 per share)                                          (2,751)                                                        (2,751)
Exercise of stock options                         16                                                              76          92
Employee Stock Ownership Plan:
  Shares released                                415                                    429                                  844
Management Recognition Plan:
  Compensation earned                            162                                                526                      688
Change in unrealized gain on
  securities available for sale                                            768                                               768
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1998      34,669       2,472       37,522        2,101       (3,100)     (1,227)     (11,696)     60,741

Net income                                                  5,310                                                          5,310
Purchase of treasury stock
 (471,653 shares)                                                                                             (9,517)     (9,517)
Cash dividends declared
 ($.66 per share)                                          (2,827)                                                        (2,827)
Exercise of stock options                         11                                                             169         180
Employee Stock Ownership Plan:
  Shares released                                357                                    412                                  769
Management Recognition Plan:
  Compensation earned                            115                                                526                      641
Change in unrealized gain on
  securities available for sale                                           (711)                                             (711)
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1999      34,669       2,955       40,005        1,390       (2,688)       (701)     (21,044)     54,586

Net income                                                  5,699                                                          5,699
Purchase of treasury stock
 (25,500 shares)                                                                                                (332)       (332)
Cash dividends declared
 ($.74 per share)                                          (3,013)                                                        (3,013)
Employee Stock Ownership Plan:
  Shares released                                133                                    394                                  527
Management Recognition Plan:
  Compensation earned                             41                                                526                      567
Change in unrealized gain on
 securities available for sale                                             631                                               631
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 2000     $34,669      $3,129      $42,691       $2,021      $(2,294)    $  (175)    $(21,376)    $58,665
                                 ===============================================================================================


        See accompanying notes to consolidated financial statements.


                          INDUSTRIAL BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)


                                                           For the year ended December 31
                                                         ----------------------------------
                                                           2000         1999         1998
                                                         ----------------------------------

Cash flows from operating activities
  Net income                                             $  5,699     $  5,310     $  5,704
  Adjustments to reconcile net income to net cash
   from operating activities
    Depreciation                                              451          503          389
    Provision for loan losses                                 113          103          200
    Accretion of deferred loan fees                          (561)        (978)      (1,107)
    FHLB stock dividends                                     (263)        (234)        (224)
    Gain on sale of securities                               (182)           -            -
    Net accretion on securities                               (27)          16          (41)
    ESOP expense                                              527          769          844
    MRP compensation expense                                  567          641          688
    Net change in:
      Deferred taxes                                          (71)         (24)         124
      Accrued interest receivable and other assets            (73)        (343)        (139)
      Accrued interest payable and other liabilities          708         (176)          10
                                                         ----------------------------------
    Net cash from operating activities                      6,888        5,587        6,448
                                                         ----------------------------------
Cash flows from investing activities
  Net change in interest-bearing time deposits             10,500      (10,500)           -
  Proceeds from maturities of securities
   available for sale                                      11,000       10,000        6,000
  Proceeds from sale of securities available for sale         184            -            -
  Purchases of securities available for sale               (9,929)      (4,000)      (5,000)
  Principal repayments of securities held to maturity          84           81          154
  Net increase in loans                                   (36,157)     (14,429)      (4,442)
  FHLB stock purchases                                          -            -          (94)
  Properties and equipment expenditures                       (34)        (825)        (804)
                                                         ----------------------------------
      Net cash from investing activities                  (24,352)     (19,673)      (4,186)
                                                         ----------------------------------
Cash flows from financing activities
  Net increase in deposits                                 20,253        5,666       17,627
  Proceeds from FHLB advances                              51,000        9,000       10,000
  Repayment of FHLB advances                              (38,000)      (7,000)      (4,000)
  Proceeds from exercise of stock options                       -          180           92
  Cash dividends paid                                      (3,013)      (2,827)      (2,751)
  Purchase of treasury stock                                 (332)      (9,517)      (5,466)
                                                         ----------------------------------
      Net cash from financing activities                   29,908       (4,498)      15,502
                                                         ----------------------------------
Net change in cash and cash equivalents                    12,444      (18,584)      17,764
Cash and cash equivalents at beginning of year              9,952       28,536       10,772
                                                         ----------------------------------
Cash and cash equivalents at end of year                 $ 22,396     $  9,952     $ 28,536
                                                         ==================================

Cash paid during the year for:
  Interest                                               $ 16,976     $ 15,287     $ 15,765
  Income taxes                                              2,998        2,748        2,707
Noncash transactions:
  Transfer of loans to real estate owned                      234           89           46


        See accompanying notes to consolidated financial statements.


                          INDUSTRIAL BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2000, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include Industrial Bancorp, Inc. and its wholly-owned subsidiary, Industrial Savings and Loan Association, together referred to as "the Company". Intercompany transactions and balances are eliminated. Footnote tables are presented in thousands, except per share data.

Nature of Operations: The Corporation provides financial services through its offices in North Central Ohio. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, demand deposits with other financial institutions and overnight deposits. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans Receivable: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

A loan is impaired if full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage or consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Servicing Rights: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Real Estate Owned: Real estate acquired through or instead of foreclosure is initially recorded at the fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Office Properties and Equipment: Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives on an accelerated basis, except for buildings for which the straight line basis is principally used.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of Statement of Financial Accounting Standards (SFAS) No.123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

Income Taxes: The provision for income tax is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on investment securities, which are also recognized as separate components of equity.

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are now any such matters that would have a material effect on the financial statements.

Reclassifications: Certain items in the 1999 and 1998 financial statements have been reclassified to correspond with the 2000 presentation.

NOTE 2 - ACQUISITION

On December 9, 2000, a merger agreement was signed between United Community Financial Corp. (and its wholly-owned subsidiary The Home Savings and Loan Company of Youngstown, Ohio) and Industrial Bancorp, Inc. (and its wholly-owned subsidiary The Industrial Savings and Loan Association.) The agreement was amended on January 30, 2001. At the effective time of the merger, each share of Industrial Bancorp, Inc. will be exchanged for $20.375 per share, all in cash. The agreement provides for Industrial Bancorp, Inc. to be merged into an acquiring subsidiary and then merged into The Home Savings and Loan Company of Youngstown, Ohio. The shareholders of Industrial Bancorp, Inc. will be asked to ratify the agreement at a shareholders' meeting to be held on April 17, 2001. The acquisition is expected to be consummated in the second quarter of 2001 and is subject to approvals by various regulatory authorities and shareholders.

NOTE 3 - SECURITIES

Securities as of the end of the year were as follows:


                                                 Gross         Gross
                                  Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains         Losses       Value
                                  ------------------------------------------------

Available for sale
2000
----
  U.S. Treasury securities         $ 5,993       $   71                    $ 6,064
  U.S. agency securities             4,952           77         $ (2)        5,027
  Federal Home Loan Mortgage
   Corporation preferred stock          44        2,916                      2,960
                                   -----------------------------------------------
                                   $10,989       $3,064         $ (2)      $14,051
                                   ===============================================

1999
----
  U.S. Treasury securities         $ 6,994       $   10         $(11)      $ 6,993
  U.S. agency securities             4,995                       (42)        4,953
  Federal Home Loan Mortgage
   Corporation preferred stock          46        2,149                      2,195
                                   -----------------------------------------------
                                   $12,035       $2,159         $(53)      $14,141
                                   ===============================================

Held to maturity
2000
----
  Mortgage-backed securities       $   118       $    1                    $   119
                                   ===============================================
1999
----
  Mortgage-backed securities       $   202       $   10                    $   212
                                   ===============================================


Contractual maturities of securities at year-end 2000 were as follows:


                                            Amortized
                                              Cost       Fair Value
                                            -----------------------

Available for sale
  Due in one year or less                    $ 3,000       $ 3,004
  Due after one year through five years        7,945         8,087
                                             ---------------------
                                              10,945        11,091
  Federal Home Loan Mortgage Corporation
   preferred stock                                44         2,960
                                             ---------------------
                                             $10,989       $14,051
                                             =====================
Held to maturity
  Mortgage-backed securities                 $   118       $   119
                                             =====================


Proceeds from the sale of FHLMC preferred stock were $184 in 2000. Gross gains realized on the sale were $182. No securities were sold during 1999 or 1998. Securities pledged to secure public deposits at year-end 2000 and 1999 had carrying values of $7.7 million and $9.3 million.

NOTE 4 - LOANS RECEIVABLE

Loans receivable as of the end of the year were as follows:


                                                 2000         1999
                                               ---------------------

      Real estate loans:
        One- to four-family                    $308,303     $288,905
        Home equity                              21,733       18,721
        Construction                             22,867       18,172
        Multi-family                             12,520       10,873
        Nonresidential                           16,585       11,956
                                               ---------------------
            Total real estate loans             382,008      348,627
      Commercial loans                            1,209        1,265
      Consumer loans                              9,835        6,594
                                               ---------------------
            Total loans                         393,052      356,486
      Less:
        Undisbursed construction loan funds      (9,093)      (8,693)
        Net deferred loan fees                   (3,212)      (3,500)
        Allowance for loan losses                (2,100)      (2,017)
                                               ---------------------
                                               $378,647     $342,276
                                               =====================


Activity in the allowance for loan losses for the year was as follows:


                                       2000       1999       1998
                                      ----------------------------

      Balance at beginning of year    $2,017     $1,930     $1,742
        Provision for losses             113        103        200
        Charge-offs                      (30)       (19)       (14)
        Recoveries                         -          3          2
                                      ----------------------------
      Balance at end of year          $2,100     $2,017     $1,930
                                      ============================


No loans were classified as impaired at year-end 2000, 1999 and 1998 or during the years then ended. Non-performing loans as of the end of the year were as follows:


                                                    2000      1999
                                                   ----------------

      Loans accounted for on a nonaccrual basis    $1,820    $  928
      Accruing loans past due 90 days or more         544       629
                                                   ----------------
            Total nonperforming loans              $2,364    $1,557
                                                   ================


Loans serviced for others, which are not reported as assets, total $37.9 million and $27.3 million at year-end 2000 and 1999. Activity for capitalized mortgage servicing rights was as follows:


                                      2000     1999
                                      -------------

      Balance at beginning of year    $193     $169
        Additions                      134       82
        Amortized to expense           (70)     (58)
                                      -------------
      Balance at end of year          $257     $193
                                      =============


Loans to principal officers, directors and their related businesses, aggregating $60 thousand or more to any one related party, were as follows:


                                      2000
                                      ----

      Balance at beginning of year    $229
        Loans originated               117
        Repayments                     (37)
                                      ----
      Balance at end of year          $309
                                      ====


NOTE 5 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment as of the end of the year were as follows:


                                     2000      1999
                                    ----------------

      Land                          $2,044    $2,044
      Buildings and improvements     5,454     5,434
      Furniture and equipment        1,732     1,714
      Leasehold improvements           103       103
      Construction in progress           -         4
                                    ----------------
            Total cost               9,333     9,299
      Accumulated depreciation       4,041     3,590
                                    ----------------
                                    $5,292    $5,709
                                    ================


NOTE 6 - DEPOSITS

Deposits as of the end of the year were as follows:


                                               2000        1999
                                             --------------------

      Noninterest-bearing demand deposits    $  6,425    $  4,928
      Money market accounts                     3,439       4,364
      NOW accounts                             21,830      23,767
      Passbook savings accounts                53,461      57,861
      Certificates of deposit                 229,348     203,330
                                             --------------------
                                             $314,503    $294,250
                                             ====================


Certificates of deposit with balances of $100 thousand or more were $53.3 million and $49.0 million at year-end 2000 and 1999.

Scheduled maturities of certificates of deposit at year-end 2000 were as follows:


                     Amount
                     ------

      2001          $164,008
      2002            37,149
      2003            24,436
      2004             2,278
      2005             1,133
      Thereafter         344
                    --------
                    $229,348
                    ========


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank at year-end were as follows:


                                                  2000                        1999
                                        ------------------------    -------------------------
      Year of Maturity                  Interest Rate     Amount    Interest Rate     Amount
      ---------------------------------------------------------------------------------------

            2000                                                    4.70 - 6.60%     $16,000
            2001                        4.80 - 7.43%     $29,000    5.73 - 6.21        9,000
            2002                        5.95 - 7.22       13,000    5.95 - 6.25        9,000
            2003                        5.83 - 7.16        8,000       5.83            3,000
                                                         -------                     -------
                                                         $50,000                     $37,000
                                                         =======                     =======
      Weighted average interest rate       6.52%                       5.88%


These advances were collateralized by $62.5 million and $55.5 million of residential mortgage loans under a blanket lien agreement and by Federal Home Loan Bank stock at year-end 2000 and 1999. As of December 31, 2000, the Company had $17.3 million in letters of credit with the Federal Home Loan Bank. These letters of credit were used to pledge against public deposits. These instruments were collateralized by $21.6 million of residential mortgage loans under a blanket lien agreement and by Federal Home Loan Bank stock at year-end 2000.

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

Employees of the Company participate in an employee stock ownership plan
(ESOP). The ESOP borrowed from the Company to acquire 443,610 shares of stock at $10 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. As loan payments are made, ESOP shares are allocated to participants based on relative compensation, and expense is recorded. Dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment. In the event of a change in control, all shares would be allocated to participants.

Contributions to the ESOP during 2000, 1999 and 1998 were $394,000, $374,000 and $398,000. ESOP expense for 2000, 1999 and 1998 was $527,000, $769,000 and $844,000.

Shares held by the ESOP as of the end of the year were as follows:


                                                        2000        1999
                                                      --------------------

      Shares allocated to participants                 293,984     262,937
      Unearned shares                                  229,356     268,850
                                                      --------------------
            Total ESOP shares                          523,340     531,787
                                                      ====================

      Fair value of unearned shares (in thousands)    $  4,530    $  3,715


NOTE 9 - STOCK OPTION AND INCENTIVE PLAN

Options to buy stock of the Company are granted to directors and certain key employees under the Stock Option and Incentive Plan, which provides for the award of up to 555,450 options. Exercise price is the market price at date of grant. The maximum option term is ten years, and options vest over five years.

A summary of activity in the plan is as follows:


                                                  2000                    1999
                                          --------------------    --------------------
                                                      Weighted                Weighted
                                           Number     Average      Number     Average
                                             of       Exercise       of       Exercise
                                           Shares      Price       Shares      Price
                                          --------------------------------------------

      Outstanding at beginning of year    369,485                 382,815
        Exercised                               -                 (13,330)     $11.00
                                          -------                 -------
      Outstanding at end of year          369,485                 369,485
                                          =======                 =======
      Options exercisable at year-end     291,722                 213,989


No options were granted in 2000 or 1999. All options outstanding or exercisable at year-end, have an exercise price of $11.00 per share.

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.


                                          2000                        1999                        1998
                                ------------------------    ------------------------    ------------------------
                                As reported    Pro forma    As reported    Pro forma    As reported    Pro Forma
                                --------------------------------------------------------------------------------

  Net income                       $5,699        $5,516        $5,310        $5,127        $5,704        $5,521
  Basic earnings per share           1.38          1.34          1.23          1.19          1.22          1.18
  Diluted earnings per share         1.37          1.33          1.21          1.16          1.19          1.15


The pro forma effects are computed using option pricing models which used the following weighted-average assumptions as of grant date: a risk-free interest rate of 6.34%, a dividend yield of 3.86%, volatility factors of the expected market price of the Company's common stock of 40.8%, and an expected life of the option of 7.5 years. Based on these assumptions the estimated fair value of the options granted during 1996 was $3.57 per share. All options were granted in 1996.

NOTE 10 - MANAGEMENT RECOGNITION PLAN

The management recognition plan (MRP) provides to directors and certain key employees an ownership interest in the Company designed to compensate such directors and key employees for services to the Company. The Company contributed sufficient funds to enable the MRP to purchase and issue awards for 222,180 common shares of the Company. The shares awarded vest over a five-year period beginning in 1996. Compensation expense, which is based upon the cost of the shares, was $526,000 in each of 2000, 1999 and 1998.

NOTE 11 - INCOME TAXES

The provision for income tax was as follows:


                           2000       1999       1998
                          ----------------------------

      Current expense     $3,152     $2,959     $2,904
      Deferred expense       (71)       (24)       124
                          ----------------------------
                          $3,081     $2,935     $3,028
                          ============================


Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:


                                 2000       1999       1998
                                ----------------------------

Income tax computed at the
 statutory federal rate         $2,985     $2,803     $2,969
Effect of ESOP deduction            43        122        196
Effect of MRP awards expense         -          -        (16)
Other                               53         10       (121)
                                ----------------------------
                                $3,081     $2,935     $3,028
                                ============================
Effective tax rate                35.1%      35.6%      34.7%


Deferred tax assets and liabilities as of the end of the year were as follows:


                                               2000        1999
                                             -------------------

Deferred tax assets
  Deferred loan fees                         $   890     $   870
  Accrued MRP awards                             137         126
  Construction period interest                    15          16
  Accrued vacation                                 -          49
  ESOP shares allocated                          100          91
  Bad debt deduction                             209          13
  Other                                            1          11
                                             -------------------
                                               1,352       1,176
                                             -------------------

Deferred tax liabilities
  FHLB stock dividends                          (760)       (670)
  Unrealized gain on investment
   securities available for sale              (1,082)       (716)
  Depreciation expense                          (104)       (105)
  Loan servicing rights                          (87)        (66)
  Accumulated accretion                           (3)         (8)
                                             -------------------
                                              (2,036)     (1,565)
                                             -------------------

      Net deferred tax asset /(liability)    $  (684)    $  (389)
                                             ===================


The Company has not established a valuation allowance, as it is management's belief that it has adequate taxable income and carrybacks to realize recorded deferred tax assets.

Federal income tax laws provided additional bad debt deductions through 1987, totaling $4.2 million. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $1.4 million at December 31, 2000. If Industrial Savings were liquidated or otherwise ceases to be a thrift or if tax laws were to change, this amount would be expensed. Under 1996 tax law changes, bad debts are based on actual loss experience and tax bad debt reserves accumulated since 1987 are to be reduced. This requires payment of approximately $168,000 annually over six years, which began in 1998.

NOTE 12 - RESTRICTIONS ON RETAINED EARNINGS AND CAPITAL REQUIREMENTS

Industrial Savings is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt correction action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. As of December 31, 2000, Industrial Savings is considered well capitalized based on computed regulatory capital ratios. Management is not aware of any event or circumstances after December 31, 2000 that would change the capital category.

Federal regulations limit all capital distributions, including cash dividends, by savings associations. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings.

Actual and required capital amounts (in thousands) and ratios as of the end of the year were as follows:


                                                                             To Be Well
                                                                         Capitalized Under
                                                       For Capital       Prompt Corrective
                                     Actual         Adequacy Purposes    Action Regulations
                               ------------------------------------------------------------

2000
----

Total capital
 (to risk weighted assets)     $39,983    14.91%     $21,457    8.0%      $26,821    10.0%
Tier 1 (core) capital
 (to risk weighted assets)     $36,632    13.66%     $10,728    4.0%      $16,093     6.0%
Tier 1 (core) capital
 (to adjusted total assets)    $36,632     8.63%     $16,978    4.0%      $21,222     5.0%
Tangible capital
 (to adjusted total assets)    $36,632     8.63%     $ 6,367    1.5%             N/A


                               Amount     Ratio      Amount     Ratio     Amount     Ratio
                               -----------------------------------------------------------

1999
----
Total capital
 (to risk weighted assets)     $38,066    15.84%     $19,229    8.0%      $24,036    10.0%
Tier 1 (core) capital
 (to risk weighted assets)     $35,115    14.61%     $ 9,614    4.0%      $14,421     6.0%
Tier 1 (core) capital
 (to adjusted total assets)    $35,115     9.07%     $15,479    4.0%      $19,348     5.0%
Tangible capital
 (to adjusted total assets)    $35,115     9.07%     $ 5,805    1.5%             N/A


NOTE 13 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing demands. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance-sheet risk as of the end of the year were as follows:


                                                2000                  1999
                                         ------------------    ------------------
                                          Fixed    Variable     Fixed    Variable
                                          Rate       Rate       Rate       Rate
                                         ----------------------------------------

  Commitments to make loans              $4,159    $   619     $3,939    $ 1,380
  Undisbursed construction loan funds     7,293      1,800      7,633      1,060
  Unused lines of credit                      -     17,250         19     17,258


Commitments to make loans are generally made for 30 days or less. The fixed rate loan commitments on mortgage loans have interest rates ranging from 7.13% to 9.25% and maturities ranging from 10 years to 30 years as of December 31, 2000.

The Company was required by the Federal Reserve Bank to maintain cash reserves of $636,000 and $640,000 as of year-end 2000 and 1999. These reserves do not earn interest.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments as of the end of the year were as follows:


                                             2000                        1999
                                    -----------------------    ------------------------
                                    Carrying                   Carrying
                                     Amount      Fair Value     Amount       Fair Value
                                    ---------------------------------------------------

Financial assets
  Cash and cash equivalents         $  22,396     $ 22,396     $   9,952      $   9,952
  Interest-bearing time deposits            -            -        10,500         10,500
  Securities                           14,169       14,170        14,343         14,353
  Loans receivable, net               378,647      374,105       342,276        335,314
  Federal Home Loan Bank stock          3,753        3,753         3,490          3,490
  Accrued interest receivable           2,490        2,490         2,273          2,273

Financial liabilities
  Deposits                          $(314,503)    $(315,204)   $(294,250)     $(294,647)
  FHLB advances                       (50,000)      (50,276)     (37,000)       (36,586)
  Accrued interest payable             (1,081)       (1,081)        (530)          (530)


The methods and assumptions used to estimate fair value are described as follows. Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits and variable rate loans or deposits that reprice frequently and fully. Investment securities fair values are based on market prices. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. Fair value of FHLB advances is based on current rates for similar financing. Fair value of Commitments is not materially different from the nominal value.

NOTE 15 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows:


                                                                  2000          1999          1998
                                                               --------------------------------------

Net income                                                     $    5,699    $    5,310    $    5,704

Basic:
-----
Weighted average common shares outstanding                      4,339,205     4,581,534     5,005,852
Less: Average unallocated ESOP shares                             223,610       279,065       330,616
                                                               --------------------------------------
       Average shares                                           4,115,595     4,302,469     4,675,236
                                                               ======================================
Basic earnings per share                                       $     1.38    $     1.23    $     1.22

Diluted:
-------
Weighted average common shares outstanding
 for basic earnings per share                                   4,115,595     4,302,469     4,675,236
Add: Dilutive effects of assumed exercises of stock options        35,998       103,525       110,299
                                                               --------------------------------------
      Average shares and dilutive potential common shares       4,151,593     4,405,994     4,785,535
                                                               ======================================
Diluted earnings per share                                     $     1.37    $     1.21    $     1.19


NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION


CONDENSED BALANCE SHEETS
                                           December 31,
                                        ------------------
                                         2000       1999
                                        ------------------

ASSETS
Cash and cash equivalents               $    41    $    79
Investment in subsidiary                 38,653     36,505
Loan receivable from ESOP                 2,587      2,957
Loan receivable from subsidiary          17,300     14,900
Other assets                                 71         80
                                        ------------------
                                        $58,652    $54,521
                                        ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                             $   (13)   $   (65)
Shareholders' equity                     58,665     54,586
                                        ------------------
                                        $58,652    $54,521
                                        ==================


CONDENSED STATEMENTS OF INCOME


                                                                      For the year ended December 31,
                                                                      -------------------------------
                                                                        2000       1999        1998
                                                                      -------------------------------

Interest income on loan from subsidiary                                $  969     $  859      $ 1,030
Dividends from subsidiary                                               5,500      6,000        9,000
Management fees expense                                                  (900)      (900)        (900)
Other operating expenses                                                 (106)       (70)         (78)
      Income before income tax and undistributed subsidiary income      5,463      5,889        9,052
Provision (benefit) for income taxes                                      (12)       (36)          17
Equity in undistributed subsidiary income
 (Distribution in excess of subsidiary income)                            224       (615)      (3,331)
                                                                       ------------------------------
      Net income                                                       $5,699     $5,310      $ 5,704
                                                                       ==============================


NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS


                                                    For the year ended December 31,
                                                    -------------------------------
                                                      2000       1999         1998
                                                    -------------------------------

Cash flows from operating activities
  Net income                                        $ 5,699    $  5,310     $ 5,704
  Adjustments:
    Equity in undistributed subsidiary income          (224)        615       3,331
    Dividends on unallocated ESOP shares               (199)       (215)       (214)
    Changes in other assets and liabilities              61          10           9
                                                    -------------------------------
      Net cash from operating activities              5,337       5,720       8,830
                                                    -------------------------------

Cash flows from investing activities
  Loans to subsidiary                                (5,500)     (6,000)     (9,000)
  Principal repayment on loans to subsidiary          3,100      12,100       7,500
  Principal repayment on loan to ESOP                   370         370         370
                                                    -------------------------------
      Net cash from investing activities             (2,030)      6,470      (1,130)
                                                    -------------------------------

Cash flows from financing activities
  Cash dividends paid                                (3,013)     (2,827)     (2,751)
  Purchase of treasury stock                           (332)     (9,517)     (5,466)
  Proceeds from exercise of stock options                 -         146          66
      Net cash from financing activities             (3,345)    (12,198)     (8,151)

Net change in cash and cash equivalents                 (38)         (8)       (451)

Cash and cash equivalents at beginning of period         79          87         538
                                                    -------------------------------

Cash and cash equivalents at end of period          $    41    $     79     $    87
                                                    ===============================


NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                 March 31    June 30    September 30    December 31

2000
  Interest income                 $7,563     $7,830        $8,169          $8,502
  Interest expense                 3,931      4,176         4,545           4,875
      Net interest income          3,632      3,654         3,624           3,627

  Provision for loan losses           23         22            23              45
  Other income                       230        251           281             526
  Other expense                    1,711      1,738         1,747           1,736
                                  -----------------------------------------------
      Income before taxes          2,128      2,145         2,135           2,372


  Provision for incomes taxes        735        761           754             831
                                  -----------------------------------------------

      Net income                  $1,393     $1,384        $1,381          $1,541
                                  ===============================================

  Basic earnings per share        $  .34     $  .34        $  .34          $  .37
  Diluted earnings per share         .33        .34           .33             .37

1999
  Interest income                 $7,474     $7,377        $7,224          $7,367
  Interest expense                 3,833      3,796         3,677           3,742
                                  -----------------------------------------------
      Net interest income          3,641      3,581         3,547           3,625

  Provision for loan losses           38         20            22              23
  Other income                       235        211           227             276
  Other expense                    1,738      1,798         1,826           1,633
                                  -----------------------------------------------
      Income before taxes          2,100      1,974         1,926           2,245

  Provision for incomes taxes        729        696           712             798
                                  -----------------------------------------------

      Net income                  $1,371     $1,278        $1,214          $1,447
                                  ===============================================

  Basic earnings per share        $ 0.30     $ 0.29        $ 0.29          $ 0.35
  Diluted earnings per share        0.30       0.29          0.28            0.34


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

      The Corporation has seven directors. Each of the directors of the Corporation is also a director of the Association. Each director of the Corporation became a director of the Corporation in connection with the Conversion and the formation of the Corporation as the holding company for the Association. The current directors of the Corporation are listed below:


                                                                Director of the
Name                   Age (1)    Position(s) held             Corporation since    Term expires
------------------------------------------------------------------------------------------------

Graydon H. Hayward       55       Director                           1995               2001
Leon W. Maginnis         66       Director                           1995               2001
Bob Moore                72       Director                           1995               2001
David M. Windau          50       Director, President,
                                  CEO and Treasurer                  1995               2001
Lawrence R. Rhoades      71       Chairman of the Board,
                                  Chief  Financial Officer,
                                  and Director                       1995               2002
Fredric C. Spurck        53       Director                           1995               2002
Roger O. Wilkinson       52       Director                           1995               2002

--------------------
<F1>  As of March 1, 2001.

      Mr. Hayward has been the President and owner of Hayward Rigging and Construction, Inc. Bellevue, Ohio, a firm which specializes in setting and relocating large machinery in industrial plants, since 1981.

      Mr. Maginnis is a Certified Public Accountant and Certified Fraud Examiner and has been the Vice President-Finance of Hirt Publishing Corporation, Inc. since 1993. Previously, Mr. Maginnis was the owner of Maginnis and Associates, a public accounting firm in Bellevue, Ohio.

      Mr. Moore is retired. He previously served as the President of Willard Foods, Inc. in Willard, Ohio.

      Mr. Windau has served as the President and Treasurer of the Association since October 1994 and as the CEO since August 1996. Mr. Windau has been employed by the Association for 23 years and was a Senior Vice President in charge of branch operations and deposit acquisitions prior to becoming the President. Mr. Windau is also the President and CEO of the Corporation.

      Mr. Rhoades served as the President of the Association from 1965 to 1994, as Chief Executive Officer ("CEO") of the Association from November 1965 to August 1996, and as CEO of the Corporation from its formation in February 1995 to August 1996. Mr. Rhoades currently serves as the Chairman of the Board and Chief Financial Officer of the Association and the Corporation.

      Mr. Spurck is a Certified Public Accountant and has been the President and CEO of Webster Industries, Inc., Tiffin, Ohio since 1978. Webster Industries operates facilities in four states, producing chains and other component parts used in conveyor systems.

      Mr. Wilkinson has been the Finance Director, and previously the Deputy Director, of the Huron County Alcohol, Drug Addiction and Mental Health Services Board, based in Norwalk, Ohio, since 1995. For the prior fourteen years, he was the manager of Norwalk Clinic, Inc., Norwalk, Ohio.

Executive Officers

      In addition to Mr. Rhoades, who is the Chairman of the Board and Chief Financial Officer of the Corporation, and Mr. Windau, who is the President and Chief Executive Officer of the Corporation, the following persons are executive officers of the Corporation and hold the designated positions. Each executive officer of the Corporation serves at the pleasure of the Board of Directors.


Name               Age (1)    Position held    Executive officer since
----               -------    -------------    -----------------------

David W. Ball         59        Secretary           February 1995
Stephan S. Beal       40        Treasurer           February 1995

--------------------
<F1>  As of March 1, 2001.

      Mr. Ball is the Secretary of the Corporation and a Senior Vice President and the Secretary of the Association. He is responsible for lending operations and has been an employee of the Association for the past 32 years.

      Mr. Beal is the Treasurer of the Corporation and a Senior Vice President of the Association. He has been responsible for branch operations and deposit acquisition since October 1994 and has been an employee of the Association for the past 15 years.

           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's officers and directors, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Corporation with copies of all Forms 3, 4 and 5 they file.

      Based on the Corporation's review of the copies of such forms it has received, the Corporation believes that all of its officers and directors complied with all filing requirements applicable to them with respect to transactions during fiscal 2000.

Item 11.  Executive Compensation

Summary Compensation Table

      The following table sets forth the compensation paid to David M. Windau, the CEO of the Corporation and the Association, for the years ended December 31, 2000, 1999 and 1998. No other executive officer of the Corporation or the Association received compensation in excess of $100,000 during 2000.


                                 Annual compensation      All other compensation
                               -----------------------    ----------------------
Name and
principal position     Year    Salary ($)    Bonus ($)
--------------------------------------------------------------------------------

David M. Windau CEO    2000     $159,950      $ 9,500           $86,669 (1)
                       1999      142,194        9,500            62,940 (2)
                       1998      135,961       27,000            75,620 (3)

--------------------
<F1>  Consists of director's fees and the $77,894 value of current year allocations to the account of Mr. Windau under the Industrial Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP").
<F2>  Consists of director's fees and the $53,490 value of allocations to the ESOP account of Mr. Windau.
<F3>  Consists of director's fees and the $66,520 value of allocations to the ESOP account of Mr. Windau.

Stock Option Plan

      The shareholders of the Corporation adopted the Industrial Bancorp, Inc. 1996 Stock Option and Incentive Plan at the 1996 Annual Meeting of Shareholders. Options are granted by the Stock Option Committee to directors, officers and employees of the Association and the Corporation on the basis of an individual's responsibility, tenure and future potential. The total number of shares with respect to which awards may be made is 555,450. As of December 31, 2000, options to purchase 388,815 shares had been granted, of which 369,485 options remained outstanding at December 31, 2000.

      The following table sets forth information regarding the number and value of unexercised options held by Mr. Windau at December 31, 2000:


                                                     Number of Securities         Value of Unexercised
                                                    Underlying Unexercised      "In-the-Money" Options
                   Shares Acquired      Value        Options at 12/31/00            at 12/31/00 (1)
Name                 on Exercise      Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
----               ---------------    --------    -------------------------    -------------------------
                         (#)            ($)                  (#)                          ($)

David M. Windau          -0-             -0-            106,644/26,663              933,135/233,301

--------------------
<F1>  For purposes of this table, the value of the options was determined by multiplying the number of options by the difference between the $11.00 exercise price and the fair market value of the Corporation's common shares, which was $19.75 on December 31, 2000, based on the closing bid price reported by Nasdaq.

Management Recognition Plan

      The shareholders of the Corporation adopted the Industrial Savings and Loan Association Management Recognition Plan and Trust Agreement ("MRP") at the 1996 Annual Meeting of Shareholders. The MRP Committee awards shares to directors, officers and employees of the Association and the Corporation based on an individual's responsibility, tenure and future potential. In 1996, the MRP purchased 222,180 common shares of the Corporation, all of which were awarded to directors and executive officers of the Association during fiscal 1996. No shares were purchased or awarded in fiscal years 2000, 1999 or 1998.

Employee Stock Ownership Plan

      The Corporation has established the ESOP for the benefit of employees of the Corporation and its subsidiaries, including the Association, who are age 21 or older and who have completed at least one year of service with the Corporation and its subsidiaries. The ESOP provides an ownership interest in the Corporation to all eligible full-time employees of the Corporation. The common shares and other ESOP funds are held in the ESOP Trust and invested by the trustee of the ESOP Trust. As of March 1, 2001, 293,983 of the 523,340 common shares of the Corporation held in the ESOP Trust had been allocated to the accounts of participants.

Bonus Plan

      The Association provides a bonus plan (the "Bonus Plan") to encourage its employees to contribute to the financial success of the Association and thus share in its profits. Both full- and part-time employees are eligible to participate in the Bonus Plan if they have been employed by the Association for more than one year of continuous service. The amount received by individual employees pursuant to the Bonus Plan is determined by the Personnel and Salary Committee based on various factors, including performance and tenure. For the year ended December 31, 2000, the Association contributed $160,140 to the Bonus Plan. The Bonus Plan is subject to annual review by the Association's Board of Directors.

Employment Agreements

      The Association has entered into employment agreements with Messrs. Windau, Ball and Beal (the "Employment Agreements"). The Employment Agreements, which became effective on January 1, 1996, provided for initial terms of three years and have been extended through December 31, 2001. The Employment Agreements provide for salary and performance reviews by the Board of Directors not less often than annually. Each of the Employment Agreements provides for inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which senior management personnel are eligible and for vacation and sick leave in accordance with the Association's prevailing policies.

      The Employment Agreements are terminable by the Association at any time. In the event of termination by the Association for "just cause," as defined in the Employment Agreements, the employee will have no right to receive any compensation or other benefits for any period following such termination. In the event of a termination other than for "just cause" and not in connection with a "change of control", as defined in the Employment Agreements, the employee will be entitled to payment of an amount equal to the employee's annual salary. The Employment Agreements further provide that in the event of a termination in connection with or within one year of a "change of control," the employee will be entitled to payment of an amount equal to three times the employee's annual salary. The amount which would be payable to Mr. Windau in the event of a "change of control," based upon his salary as of December 31, 2000, is $479,850.

Director Compensation

      Each director of the Association, other than the Chairman of the Board, currently receives a fee of $675 per meeting, with one excused absence per year. The Chairman of the Board receives $700 per meeting. In addition, each member of a committee who is not a full-time employee of the Association receives $250 per committee meeting attended. No fees are paid for service as a director of the Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding the only persons known by the Corporation to be the beneficial owners of more than five percent of the shares of the Corporation, as of March 1, 2001:


                                                       Amount and nature of
                                                       beneficial ownership
                                              --------------------------------------
                                                                     Shared voting
                                              Sole voting and/or         and/or             Percent of
Name and Address                               Investment power     investment power    shares outstanding
----------------                              ------------------    ----------------    ------------------

The Industrial Bancorp, Inc.                        229,356              293,983              12.08%
 Employee Stock Ownership Plan
First Bankers Trust Company, N.A., Trustee
1201 Broadway
Quincy, Illinois  62301

Private Capital Management, Inc.                          -              465,034              10.73%
3003 Tamiami Trail North
Naples, Florida 33940


      The following table sets forth certain information regarding the number of shares of the Corporation beneficially owned by each director and each executive officer of the Corporation and by all directors and executive officers of the Corporation as a group, as of March 1, 2001:


                                            Amount and nature of
                                            beneficial ownership
                                   --------------------------------------
                                                          Shared voting
                                   Sole voting and/or         and/or             Percent of
Name and address (1)                Investment power     investment power    shares outstanding
--------------------               ------------------    ----------------    ------------------

Graydon H. Hayward                      41,664 (2)               -                   .96%
Leon W. Maginnis                        30,864 (2)          52,632 (3)              1.92%
Bob Moore                               77,464 (2)               -                  1.78%
Lawrence R. Rhoades                    152,986 (4)          57,032 (3)              4.79%
Fredric C. Spurck                       13,334 (5)           7,500                   .48%
Roger O. Wilkinson                      33,445 (2)               -                   .77%
David M. Windau                        160,034 (6)          51,939 (3)              4.77%
All directors and executive
officers as a group (9 persons)        606,746 (7)          79,258                 14.83%

--------------------
<F1>  Each of the persons listed may be contacted at the address of the
      Corporation.
<F2>  Includes 17,776 shares that may be acquired through the exercise of stock options.
<F3>  Includes 49,132 unearned shares held by the MRP, as to which Messrs.
      Maginnis, Rhoades and Windau share voting power as trustees of the MRP. The unearned MRP shares are counted only once in calculating the number of shares outstanding that are beneficially owned by all directors and executive officers as a group.
<F4>  Includes 53,324 shares that Mr. Rhoades may acquire through the exercise of stock options.
<F5>  Includes 4,446 shares that Mr. Spurck may acquire through the exercise of stock options.
<F6>  Includes 106,644 shares that Mr. Windau may acquire through the exercise of stock options.
<F7>  Includes 291,722 shares that may be acquired by directors and executive officers through the exercise of stock options.

      The Corporation entered into an Agreement and Plan of Merger (the "Agreement"), by and among United Community Financial Corp. ("UCFC"), The Home Savings and Loan Company of Youngstown, Ohio (the "HSLC"), the Corporation and the Association, dated December 9, 2000 and Amended and Restated as of January 30, 2001, which provides for the acquisition of the Corporation and the Association by UCFC and HSLC. The acquisition must be approved by a majority of the Corporation's shareholders. They will vote upon the adoption of the Agreement at a Special Meeting of Shareholders to be held on April 17, 2001.

Item 13.  Certain Relationships and Related Transactions

      The Association has followed a policy of granting consumer loans and loans secured by the borrower's personal residence to officers, directors and employees. Loans to executive officers and directors are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time and in accordance with the Association's underwriting guidelines and do not involve more than the normal risk of collectibility or present other unfavorable features.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   3(a)  Articles of Incorporation
            3(b) Certificate of Amendment to Articles of Incorporation 3(c) Certificate of Amendment to Articles of Incorporation 11 Statement Regarding Computation of Per Share Earnings
            21    Subsidiaries of the Registrant

      (b) The Corporation filed a current report on Form 8-K dated December 9, 2000, disclosing the execution of an Agreement and Plan of Merger by an among United Community Financial Corp. ("UCFC"), The Home Savings and Loan Company of Youngstown, Ohio ("Home Savings"), the Corporation and the Association.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDUSTRIAL BANCORP, INC.

                                       By:  /s/ David M. Windau
                                            ----------------------------------
                                            David M. Windau, Chief Executive
                                            Officer (Duly Authorized
                                            Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/  David M. Windau                   /s/ Lawrence R. Rhoades
---------------------------------      ---------------------------------------
     David M. Windau, President,           Lawrence R. Rhoades, Chairman of
     Chief Executive Officer and           the Board,Chief Financial
     Director                              Officer and Director

Date:  March 30, 2001                  Date:  March 30, 2001

/s/ Graydon H. Hayward                 /s/ Leon W. Maginnis
---------------------------------      ---------------------------------------
    Graydon H. Hayward, Director           Leon W. Maginnis, Director

Date:  March 30, 2001                  Date:  March 30, 2001

/s/ Bob Moore                          /s/ Fredric C. Spurck
---------------------------------      ---------------------------------------
Bob Moore, Director                    Fredric C. Spurck, Director

Date:  March 30, 2001                  Date:  March 30, 2001

/s/ Roger O. Wilkinson
---------------------------------
    Roger O. Wilkinson, Director

Date:  March 30, 2001

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

3(b)      Certificate of Amendment to  Incorporated by reference to the S-1,
          Articles of Incorporation    Exhibit 3.2

3(c)      Code of Regulations          Incorporated by reference to the S-1,
                                       Exhibit 3.3

11        Statement Regarding          Incorporated by reference to Note 1
          Computation of Per           to the Financial Statements
          Share Earnings               included herewith.

21        Subsidiaries of the
          Registrant

23        Consent of Independent Auditors