Form 10-Q
period 2001-03-31
INDUSTRIAL BANCORP INC
filed 2001-05-15
CIK 942899

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: March 31, 2001
                                     OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

               0-26248                          34-1800830
      ---------------------------------------------------------------
        (Commission File No.)             (IRS Employer I.D. No.)

                          INDUSTRIAL BANCORP, INC.
      ---------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                    OHIO
      ---------------------------------------------------------------
                  (State of jurisdiction or incorporation)

             211 North Sandusky Street, Bellevue, Ohio     44811
      ---------------------------------------------------------------
              (Address of principal executive office)   (Zip Code)

                               (419) 483-3375
      ---------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

                       Outstanding as of May 9, 2001:

                    4,284,751 common shares, no par value


INDUSTRIAL BANCORP, INC.
Form 10-Q
For the Quarter ended March 31, 2001


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



INDUSTRIAL BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)


                                                     3/31/01     12/31/00
                                                     -------     --------

ASSETS
Cash and noninterest-bearing deposits               $  1,232     $  1,242
Interest-bearing demand deposits                       6,830        5,154
Overnight deposits                                    18,000       16,000
                                                    ---------------------
  Cash and cash equivalents                           26,062       22,396
Securities available for sale, at fair value          12,019       14,051
Securities held to maturity
 (fair value: 3/31/01 - $117, 12/31/00 - $119)           110          118

Loans receivable                                     381,311      380,747
Less: Allowance for loan losses                       (2,195)      (2,100)
                                                    ---------------------
  Loans receivable, net                              379,116      378,647

Federal Home Loan Bank stock                           3,820        3,753
Office properties and equipment, net                   5,216        5,292
Accrued interest receivable                            2,640        2,490
Other assets                                             585          550
                                                    ---------------------
      Total assets                                  $429,568     $427,297
                                                    =====================

LIABILITIES
Deposits                                            $315,713     $314,503
Federal Home Loan Bank advances                       50,000       50,000
Accrued interest payable and other liabilities         4,237        4,129
                                                    ---------------------
      Total liabilities                              369,950      368,632

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
 authorized; 5,554,500 shares issued                  34,669       34,669
Additional paid-in capital                             3,223        3,129
Retained earnings                                     43,350       42,691
Accumulated other comprehensive income                 1,995        2,021
Unearned employee stock ownership plan shares         (2,199)      (2,294)
Unearned compensation                                    (44)        (175)
Treasury stock, at cost
 (1,210,617 shares - 2001 and 2000)                  (21,376)     (21,376)
                                                    ---------------------
      Total shareholders' equity                      59,618       58,665
                                                    ---------------------
      Total liabilities and shareholders' equity    $429,568     $427,297
                                                    =====================

      Book value per share                          $  13.72     $  13.51


               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)


                                                         Three months ended
                                                         3/31/01    3/31/00
                                                         -------    -------

Interest income
  Interest and fees on loans                             $8,083     $7,139

  Interest and dividends on securities                      244        265
  Interest on deposits                                      189        159
                                                         -----------------
      Total interest income                               8,516      7,563
                                                         -----------------
Interest expense
  Interest on deposits                                    3,953      3,322
  Interest on Federal Home Loan Bank advances               775        609
                                                         -----------------
      Total interest expense                              4,728      3,931
                                                         -----------------

  Net interest income                                     3,788      3,632
Provision for loan losses                                   120         23
                                                         -----------------
  Net interest income after provision for loan losses     3,668      3,609
                                                         -----------------
Noninterest income
  Service fees and other charges                            204        209
  Other                                                     119         21
                                                         -----------------
      Total noninterest income                              323        230
                                                         -----------------
Noninterest expense
  Salaries and employee benefits                            875        855
  Federal deposit insurance premiums                         15         15
  Occupancy and equipment                                   113         99
  Depreciation                                               88        112
  Data processing                                           123        127
  Advertising                                                26         59
  Other                                                     497        444
                                                         -----------------
      Total noninterest expense                           1,737      1,711
                                                         -----------------
Income before income tax                                  2,254      2,128
Provision for income tax                                    815        735
                                                         -----------------

      Net income                                         $1,439     $1,393
                                                         =================

  Basic earnings per share                               $ 0.35     $ 0.34
  Diluted earnings per share                             $ 0.34     $ 0.33


               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)


                                                    Three months ended
                                                    3/31/01    3/31/00
                                                    -------    -------

Net income                                          $1,439     $1,393
Other comprehensive income:
  Unrealized gain/loss on securities, net of tax       (26)      (145)
                                                    -----------------

Comprehensive Income                                $1,413     $1,248
                                                    =================


               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited) (Dollars in thousands, except per share data)


                                                                  Total
                                                              Shareholders'
                                                                  Equity
                                                              -------------

Balance at January 1, 2000                                       $54,586
Net income                                                         1,393
Cash dividends                                                      (785)
 ($.18 per share)
Purchase of treasury stock                                          (221)
 (15,500 shares)
Employee Stock Ownership Plan:
  Shares released                                                    191
Management Recognition Plan:
  Compensation earned                                                131
Change in unrealized gain on securities available for sale          (145)
                                                                 -------
Balance at March 31, 2000                                        $55,150
                                                                 =======

Balance at January 1, 2001                                       $58,665
Net income                                                         1,439
Cash dividends                                                      (780)
 ($.19 per share)
Employee Stock Ownership Plan:
  Shares released                                                    189
Management Recognition Plan:
  Compensation earned                                                131
Change in unrealized gain on securities available for sale           (26)
                                                                 -------
Balance at March 31, 2001                                        $59,618
                                                                 =======



               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)


                                                         Three months ended
                                                        3/31/01      3/31/00
                                                        -------      -------

Cash flows from operating activities
Net income                                              $  1,439     $  1,393
Adjustments to reconcile net income to net cash from
 operating activities                                        393          489
                                                        ---------------------

      Net cash from operating activities                   1,832        1,882
                                                        ---------------------

Cash flows from investing activities
Net decrease in interest-bearing time deposits                 -        5,500
Securities available for sale:
  Purchases                                                    -       (3,000)
  Proceeds from maturities                                 2,000        2,000
Principal repayments of securities held to maturity            8           19
Net decrease (increase) in loans                            (592)      (6,071)
Properties and equipment expenditures, net                   (12)         (19)
                                                        ---------------------

      Net cash from investing activities                   1,404       (1,571)
                                                        ---------------------

Cash flows from financing activities
Net (decrease) increase in deposits                        1,210         (262)
Proceeds from FHLB advances                               23,000       18,000
Repayments of FHLB advances                              (23,000)     (11,000)
Purchase of treasury stock                                     -         (221)
Cash dividends paid                                         (780)        (785)
                                                        ---------------------

      Net cash from financing activities                     430        5,732
                                                        ---------------------

Net change in cash and cash equivalents                    3,666        6,043
Cash and cash equivalents at beginning of period          22,396        9,952
                                                        ---------------------

Cash and cash equivalents at end of period              $ 26,062     $ 15,995
                                                        =====================

Cash paid during the period for:
  Interest                                              $  4,590     $  3,931
  Income taxes                                               178          123


               See accompanying notes to financial statements


INDUSTRIAL BANCORP, INC.
Notes to Consolidated Financial Statements


Summary of Significant Accounting Policies

      These interim financial statements are presented in accordance with the Securities and Exchange Commission's rules for quarterly financial information and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Industrial Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Industrial Savings and Loan Association (the "Association"), at March 31, 2001, and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and management's discussion and analysis included in the December 31, 2000 Form 10-K of Industrial Bancorp, Inc. The results of the three months presented are not necessarily representative of the results of operations and cash flows, which may be expected for the entire year.

Earnings Per Share

      Earnings per common share have been computed based on the applicable weighted average number of common shares outstanding during the period as indicated below:


                                    For the quarter ended
                                     3/31/01      3/31/00
                                     -------      -------

      Basic earnings per share      4,134,806    4,116,004
      Diluted earnings per share    4,244,597    4,168,546

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

Commitments and Contingencies

      As of March 31, 2001, commitments to originate loans and loans in process to be funded totaled $15.6 million. All of the commitments to originate loans expire within twelve months.

      As of March 31, 2001, the Association had outstanding $19.1 million in letters of credit from the Federal Home Loan Bank as security pledged against public deposits.

Acquisitions

      On December 9, 2000, a merger agreement was signed between United Community Financial Corp. (and its wholly-owned subsidiary The Home Savings and Loan Company of Youngstown, Ohio) and Industrial Bancorp, Inc. (and its wholly-owned subsidiary The Industrial Savings and Loan Association.) The agreement was amended on January 30, 2001. At the effective time of the merger, each share of Industrial Bancorp, Inc. will be exchanged for $20.375 all in cash. The agreement provides for Industrial Bancorp, Inc. to be merged into an acquiring subsidiary and then merged into The Home Savings and Loan Company of Youngstown, Ohio. The shareholders of Industrial Bancorp, Inc. ratified the agreement at a shareholders' meeting held on April 17, 2001. The acquisition is expected to be consummated in the second quarter of 2001 and is subject to approvals by various regulatory authorities and shareholders.


INDUSTRIAL BANCORP, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Statements

      Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they related to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Financial Condition

      Total assets increased to $429.6 million at March 31, 2001 from $427.3 million at December 31, 2000. The increase in total assets is primarily attributable to a $1.7 million increase in interest-bearing demand deposits and a $.5 million increase in net loans receivable during the first quarter of 2001. Cash and cash equivalents increased $3.7 million while securities available for sale decreased $2.0 million during the first three months of 2001.

      FHLB advances remained constant at $50.0 million at March 31, 2001 as compared to December 31, 2000. Deposits increased $1.2 million during the quarter to $315.7 million at March 31, 2001.

      Total shareholders' equity increased to $59.6 million at March 31, 2001, from $58.7 million at December 31, 2000. Net income for the quarter was $1.4 million and dividends paid to shareholders amounted to $.8 million.

      The Association is required by the Office of Thrift Supervision to maintain certain minimum levels of tangible, core and risk-based capital. The following table presents the Association's regulatory capital position at March 31, 2001:


                                                                        Minimum Required
                                                                           For Capital
                                                        Actual          Adequacy Purposes
                                                   ----------------     -----------------
                                                              ($ in thousands)

Total capital (to risk weighted assets)            $41,823    15.54%    $21,526    8.00%
Tier 1 (core) capital (to risk weighted assets)    $38,481    14.30%    $ 8,072    3.00%
Tier 1 (core) capital (to adjusted total assets)   $38,481     9.02%    $12,799    3.00%
Tangible capital (to adjusted total assets)        $38,481     9.02%    $ 6,400    1.50%


Results of Operations

      Net income for the quarter ended March 31, 2001 was $1.44 million, slightly higher than the $1.39 million for the quarter ended March 31, 2000. Net interest income was slightly higher for the three months ended March 31, 2001 than for the comparable period in 2000.

      Total interest income was $953,000 higher for the three months ended March 31, 2001 than for the comparable period in 2000. The increase was primarily the result of a larger average balance in net loans receivable. Interest and fees on loans for the first quarter of 2001 amounted to $8.0 million compared to $7.1 million for the same period in 2000. Interest on deposits increased from $159,000 in the quarter ending March 31, 2000 to $189,000 in the same quarter in 2001. The increase is a result of larger average balances in overnight deposits and interest-bearing demand deposits during the first quarter of 2001 compared to the first quarter of 2000.

      Total interest expense was $797,000 higher for the three months ended March 31, 2001 than for the comparable period in 2000. The cost of FHLB advances during the first quarter of 2001 amounted to $775,000 compared to $609,000 during the first quarter of 2000. The average balance of FHLB advances, as well as the rate paid, was higher in 2001 than in 2000. Interest paid on deposits increased by $631,000 for the quarter ended March 31, 2001 compared to the same period in 2000. This was a result of an increase in average interest-bearing deposit balances and higher average rates of interest paid on those deposits.

      The provision for loan losses was $120,000 for the quarter ended March 31, 2001 and $23,000 for the same quarter in 2000. The provision is based upon management's assessment of probable losses inherent in the loan portfolio for each period and, among other factors, the size of the loan portfolio and activity in sales of mortgage loans relative to each period.

      Noninterest income for the quarter ended March 31, 2001 was $323,000 compared to $230,000 for the same period in 2000. The increase is due primarily to income from servicing rights and gains on the sale of loans to Freddie Mac.

      Noninterest expense for the quarter ended March 31, 2001 was $1.73 million compared to $1.71 million for the same quarter in 2000. Salaries and employee benefits expense for the first quarter of 2001 amounted to $875,000 compared to $855,000 for the first quarter of 2000, due to tight control of the number of full-time equivalent employees.

      Occupancy and equipment expense increased from $99,000 in the first quarter of 2000 to $113,000 during the same period in 2001. This was due to increased maintenance and utilities costs. Data processing expense decreased to $123,000 during the three months ending March 31, 2001 compared to $127,000 during the same period in 2000. Advertising expense declined from $59,000 in 2000 to $26,000 in the same quarter of 2001 primarily due to the elimination of additional advertising expense associated with the opening of the new offices in 1999. Other non-interest expense increased from $444,000 in the period ending March 31, 2000 to $497,000 in the same period of 2001. This increase was due to the prepayments of the mortgage loans serviced by the Association accelerating the amortization of loan servicing rights and legal and consulting expenses.


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

      It is the intent of the Board not to exceed a moderate risk level. The Association has decreased the percentage of adjustable rate loans granted in the first quarter of 2001 to 8.9% from 28.3% in the first quarter of 2000. The percentage of adjustable rate loan in the portfolio also decreased from 21.3% in 2000 to 20.2% in 2001. Based on internal analysis, management believes Industrial's interest rate risk sensitivity did not materially change between December 31, 2000 and March 31, 2001.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Other Information

Part II

Item 1.     Legal Proceedings
            -----------------
            Not applicable.

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------
            Not applicable.

Item 3.     Defaults upon Senior Securities
            -------------------------------
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            Not applicable.

Item 5.     Other Information
            -----------------
            The 2001 Annual Meeting of Shareholders will be delayed indefinitely in anticipation of the closing of the acquisition of the Company and the Association by United Community Financial Corp. and The Home Savings and Loan Company of Youngstown, Ohio.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            (a) None.
            (b) None.


INDUSTRIAL BANCORP, INC.
Form 10-Q
Signatures

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Industrial Bancorp,Inc.

Date:   05/14/01                  By: /s/ Lawrence R. Rhoades
        --------                      -----------------------------------
                                      Lawrence R. Rhoades
                                      Chairman of the Board and
                                      Chief Financial Officer

Date:   05/14/01                  By: /s/ David M. Windau
                                      -----------------------------------
                                      David M. Windau
                                      President and
                                      Chief Executive Officer